Form 10-Q
period 1996-06-30
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1996-12-10
CIK 867203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ___________________________________


                                   FORM 10-Q
                                   (Mark one)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED June 30, 1996

                   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-34144



                           CML CHURCH MORTGAGE TRUST
                             1990 RATED SERIES A-1
             (Exact name of registrant as specified in its charter)


Wisconsin                                                   39-1676037
(State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)


6 Loudon Road, Concord, New Hampshire                       03302-1858
(Address of principal executive offices)                    (Zip Code)

                                 (603) 224-2373
              (Registrant's telephone number, including area code)


                                 Not Applicable
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __x___     No ____

     Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At June 30, 1996 there were no shares of Common Stock outstanding.









                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                           CML CHURCH MORTGAGE TRUST
                             1990 RATED SERIES A-1

                    Statement of Trust Activity (Unaudited)

                    For the Six Months Ended
                          June 30,
                     1996                           1995

     (i) Distribution allocable to principal on the mortgage $ 2,317,026 $ 105,469 loans (includes $2,152,969 and $0 of prepayments for the six months ended June 30, 1996 and 1995, respectively).

    (ii) Distribution allocable to interest on the mortgage $ 227,900 $ 358,918 loans

   (iii) Deferred interest added to the aggregate principal $ 0 $ 0 balance of the mortgage loans

    (iv)                Shortfalls to date $ 147,563 $ 209,197

     (v)                Advances included in amounts actually
                        distributed $ 0 $ 0

 (vi)(a)                Aggregate amount of the subordinated
                        distribution $ 0 $ 0
                        which was paid to the senior certificate holders

 (vi)(b) Aggregate amount of withdrawals from the reserve fund $ 0 $ 0

   (vii)                Aggregate principal balance of mortgage
                        loans at end $ 6,670,392 $ 10,903,584
                        of period

  (viii)                Aggregate amount in the shortfall account   $ 0 $ 0

    (ix) Administrative fees retained or withdrawn from the $ 12,037 $ 18,412 collection account

  (x)(a)                Aggregate principal balance of mortgage
                        loans $ 241,028 $ 4,710,800
                        delinquent
  (x)(b)                Aggregate number of loans delinquent 1  2

    (xi) Book value of real estate acquired through $ 0 $ 0 foreclosure or grant of deed in lieu of foreclosure

(xii)(a)                Subordinated Amount Class B $ 0 $ 0
                       (Class B, C, and D mortgage pass-through Class C 0  0
                        certificates net of unamortized premium/
                        discount)           Class D     0    0
                             Total $   0 $   0

(xii)(b)                Subordinated amount, as a percentage of
                        the principal 0 0
                        balance reported under (vii) above

  (xiii)                Amount remaining in the Debt Service
                        Reserve Fund $ 0 $ 0

   (xiv)                Weighted average mortgage pass-through
                        rate as of 10.28%  10.28%
                        the first day of the month immediately preceding the reporting date.

    (xv)                All voluntary advances recovered during
                        the related $ 0 $ 0
                        prepayment period.

See accompanying notes to the financial statement.

                            CML CHURCH MORTGAGE TRUST
                              1990 RATED SERIES A-1

                     Statement of Trust Activity (Unaudited)

                                For the Six Months Ended
                                June 30,
                                1996      1995
     (i) Distribution allocable to principal on the mortgage $ 3,227,941 $ 347,096 loans (includes $2,828,294 and $0 of prepayments for the six months ended June 30, 1996 and 1995, respectively).

  (ii) Distribution allocable to interest on the mortgage $ 523,773 $ 771,908 loans

 (iii) Deferred interest added to the aggregate principal $ 0 $ 0 balance of the mortgage loans

  (iv)               Shortfalls to date $ 934,176 $ 752,764

   (v)               Advances included in amounts actually
                     distributed $ 0 $ 0

 (vi)(a) Aggregate amount of the subordinated distribution $ 0 $ 0 which was paid to the senior certificate holders

 (vi)(b) Aggregate amount of withdrawals from the reserve fund $ 0 $ 0

  (vii)              Aggregate principal balance of mortgage
                     loans at end $ 6,670,392 $ 10,903,584
                     of period

  (viii)             Aggregate amount in the shortfall account  $ 0 $ 0

    (ix) Administrative fees retained or withdrawn from the $ 28,196 $ 35,188 collection account

  (x)(a)             Aggregate principal balance of mortgage
                     loans $ 241,028 $ 4,710,800  delinquent

  (x)(b)             Aggregate number of loans delinquent 1 2

   (xi) Book value of real estate acquired through $ 0 $ 0 foreclosure or grant of deed in lieu of foreclosure

(xii)(a)             Subordinated Amount Class B $ 0 $ 0
                    (Class B,C, and D mortgage pass-through Class C 0  0
                     certificates net of unamortized premium/
                         discount)  Class D   0   0
                     Total $   0 $  0

(xii)(b)             Subordinated amount, as a percentage of
                     the principal  0   0
                     balance reported under (vii) above

  (xiii)             Amount remaining in the Debt Service Reserve Fund $ 0 $ 0

   (xiv) Weighted average mortgage pass-through rate as of 10.28% 10.28% the first day of the month immediately preceding the reporting date.

    (xv) All voluntary advances recovered during the related $ 0 $ 0 prepayment period.

See accompanying notes to the financial statement.

                         CML CHURCH MORTGAGE TRUST
                           1990 RATED SERIES A-1

                 Notes to Financial Statement (Unaudited)

(1) Basis of Presentation

The financial statement included herein has been prepared without audit by Christian Mutual Life Insurance Company ("CML"), the servicer of the mortgage loans, on behalf of the M&I First National Bank, Trustee of the CML Church Mortgage Trust 1990 Rated Series A-1 ("Trustee").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although CML believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10K.

On January 1, 1995 the Trust adopted Financial Accounting Standards
     Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect certain amounts due according to the terms of the loan agreement at the present value of expected future cash flows, discounted at the loan's effective interest rate, or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Management believes that loan carrying values and loan loss reserves provided in this 10-Q Filing comply with the requirements of this Statement.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Second Quarter 1996 vs. Second Quarter 1995

The Trust redeemed $2,314,442 and $204,179 of mortgage pass-through certificates during the second quarter of 1996 and 1995, respectively. The distributions were made from principal payments received on the mortgage loans.

First Six Months 1996 vs. First Six Months 1995

The Trust redeemed $2,859,423 and $448,755 of mortgage pass-through certificates during the first six months of 1996 and 1995, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $523,773 and $771,908 of distributions allocable to interest on the mortgage loans during the first six months of 1996 and 1995, respectively. The lower interest income for 1996 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Eleven mortgage loans with outstanding balances totaling $16,067,183 had been prepaid as of June 30, 1996. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $16,067,183 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans,isclosely monitoring three loans with recorded balances of $2,839,710 at June 30, 1996. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. Two of the loans with recorded balances totaling $2,598,682 have been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $241,028, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

As a result of an appraisal received by the Trust in November 1993, management recorded a specific loan loss reserve of $1,000,000 in relation to one of the three loans discussed previously with a book value of $3,084,079 due to management's concerns about the borrower's ongoing ability to service the debt coupled with management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due. These payments were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectibility of the outstanding principal balance. The specific loan loss reserve of $1,000,000 and foregone interest income of $99,000 were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474). The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated to bond classes as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B.

In 1994 the Trust received another $20,000 of interest payments which were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectibility of the outstanding principal balance. This foregone interest income was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

In the fourth quarter of 1994, management recorded an additional
     $756,500 of specific loan loss reserves as a result of appraisals received during that quarter. These reserve adjustments were recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

In the fourth quarter 1995 10K report filed in March 1996, management recorded an additional$244,441 of specific loan loss reserves as a result of an appraisal received in March 1996. This reserve adjustment was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

Through June 30, 1996 the Trust has experienced total payment shortfalls of $934,176. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at June 30, 1996 is $472,462. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000 at June 30, 1996, which is specifically related to the loans which collateralize the mortgage pass-through certificates.

The church buildings and properties securing two loans with recorded balances of $2,598,682 at June 30, 1996, which are included in the amount of closely monitored loans previously disclosed are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. These churches are the properties for which management recorded specific loan loss reserves as discussed previously. One of the churches had reported a loan loss reserve of $1,000,000 through September 30, 1994 and $119,000 in 1994 for foregone interest; the reserve was increased by $104,078 in the fourth quarter of 1994, and by another $244,441 in the fourth quarter of 1995. The other church established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to one of the loans with a recorded balance of $1,680,359, CML has been drafting $17,800.00 per month from the church since January 1, 1995, in accordance with a modification agreement to the loan agreement, which modification agreement is dated December 1994 and effective June 1, 1994. The monthly draft of $17,800 is comprised of principal and interest payments totaling $15,550 and $2,250 towards replenishing the church s Loan Payment Account. The monthly drafts were successfully completed until January 1996. The church notified CML in January 1996 of its inability to meet the February 1 draft of $17,800. Additionally the church was unable to meet the $10,000 payment toward the interest arrearage of $56,800 resulting from the modification agreement dated December 1994. Since February 1, the church has been able to complete each monthly payment of principal and interest due of $15,550, but only with the company drawing funds down from the church s Loan Payment Account to supplement payment shortfalls. The church completed the July 1, 1996 payment of $15,550 by sending a check for $10,000 on June 27, an additional check for $2,000 on July 11, and CML drawing the balance of $3,550 from the Loan Payment Account. On or about January 31, 1996, the church s Loan Payment Account had a balance of $36,606. On or about July 16, 1996, the remaining balance of the Loan Payment Account is approximately $650. The church has informed CML that it understands that it must have a plan going forward to meet its debt service obligations. The treasurer is developing a proposal which, we are informed, will include an offer to buy out the mortgage, which CML anticipates may involve some discounting from the recorded balance on the loan. This proposal is expected to be available in August 1996. A current appraisal indicates market value of $1,900,000. This same church is in arrears on a $56,800 payment due June 1, 1995, according to the modification agreement. The church has requested an extension of time to repay the amount, and the Trustee has authorized the company to extend the due date.

With respect to the other loan with a recorded balance of $918,323, the church's sanctuary had been damaged by the earthquake.
     The church has reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200.

The estimated construction period is nine months to one year. To assist in meeting its debt service obligations, the church agreed to weekly drafts from the church's account. The amount of the weekly draft was scheduled to increase from $6,500 to $8,163 in September 1995. The church has been unable to pay the increase above $6,500. Weekly drafts of $6,500 have been made successfully until May 1996. Two weekly drafts remain outstanding for May. The draft was increased to $6,812.00 on June 1, 1996. Three drafts remain unpaid in June. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church s hope that the momentum created by the reconstruction of the sanctuary will stabilize the giving.


With respect to the loan with a recorded balance of $241,028, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears in the amount of $14,026. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default.

Liquidity and Capital Resources
The Trust has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 2 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $934,176 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates.
     Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.
























                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
      None.

Item 2.  Changes in Securities
      None.

Item 3.  Defaults Upon Senior Securities

Defaults are discussed in detail under Management's Discussion and Analysis of Financial Condition and Results of Operations. Shortfalls against scheduled payments and reconciliations of actual indebtedness to scheduled indebtedness, by class, are shown below:

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 6,823,468     $  71,340     $   71,340
        B                             22,111        126,000
        C                             38,702        526,237
        D                             15,410        210,599
     Total         $ 6,823,468     $ 147,563     $  934,176

                                    Principal      Unrealized Scheduled
      Bond         Indebtedness     Shortfalls       Losses   Indebtedness
      Class         (Par Value)      to Date         to Date   (Par Value)

        A          $ 6,823,468      $ 71,340     $  856,551   $ 7,608,679
        B                                           938,379       938,379
        C                                744          2,797         2,053
        D                                           622,615       622,615
     Total         $ 6,823,468      $ 72,084     $2,420,342   $ 9,171,726

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information

The servicer CML has signed a letter of intent and is negotiating the final terms of an agreement with a life insurance company domesticated in Texas which will effect (1) a change in control of CML to the Texas life insurance company, and (2) a change in CML s management. That transaction is conditioned upon and subject to the approvals of, among others, CML s policyholders and insurance regulators. If the transaction occurs as contemplated, the Texas life insurance company would own all outstanding shares of CML Church Mortgage, Inc.

Item 6.  Exhibits and Reports on Form 8-K
      None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Date                     CML Church Mortgage Trust
                                                    1990 Rated Series A-1


                 July 15, 1996               By:  Roger T. Stephenson
                                             Roger T. Stephenson
                                             Executive Vice President and
                                             Trust Officer



                 July 15, 1996               By:  M.A. Kandel
                                             M. A. Kandel
                                             Vice President