Form 10-Q
period 1996-09-30
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1996-12-10
CIK 867203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ___________________________________


                                   FORM 10-Q
                                   (Mark one)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED September 30, 1996

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



At September 30, 1996 there were no shares of Common Stock outstanding.






                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                           CML CHURCH MORTGAGE TRUST
                             1990 RATED SERIES A-1

                    Statement of Trust Activity (Unaudited)

                                                                  For the
Three Months Ended

                                                             September 30,

                                                   1996
    1995

     (i)                        Distribution allocable to principal on the
mortgage                                     $      165,846      $       742,455
                             loans (includes $0 and $539,536 of prepayments for the three months ended September 30, 1996 and 1995, respectively).

    (ii)                        Distribution allocable to interest on the
mortgage                                     $      160,088      $      345,764
                                loans

   (iii)                        Deferred interest added to the aggregate
principal                                    $      0    $       0
                                balance of the mortgage loans

    (iv)                        Shortfalls to date               $
255,401                         $       (46,637)

     (v)                        Advances included in amounts actually
distributed                                  $      0    $       0

 (vi)(a)                        Aggregate amount of the subordinated
distribution                                 $      0    $       0
                                which was paid to the senior certificate holders

 (vi)(b)                        Aggregate amount of withdrawals from the
reserve fund                            $    0      $    0

   (vii)                        Aggregate principal balance of mortgage
loans at end                                 $      5,999,177    $   10,161,129
                                of period

  (viii)                        Aggregate amount in the shortfall
account                                      $      0    $       0

    (ix)                        Administrative fees retained or withdrawn
from the                                     $      12,730       $       17,003
                                collection account

  (x)(a)                        Aggregate principal balance of mortgage
loans                                        $      236,692      $     1,626,722
                                delinquent

  (x)(b)                        Aggregate number of loans delinquent 1       1

    (xi)                        Book value of real estate acquired
through                                      $      0    $       0
                            foreclosure or grant of deed in lieu of foreclosure

(xii)(a)           Subordinated Amount Class B                $    0    $    0
             (Class B, C, and D mortgage pass-through   Class C      0         0
                                certificates net of unamortized premium/
                                discount)    Class D         0               0
                                Total        $     0   $                    0

(xii)(b)                        Subordinated amount, as a percentage of
the principal                                       0            0
                                balance reported under (vii) above

  (xiii)                        Amount remaining in the Debt Service
Reserve Fund                                 $      0    $       0

   (xiv)                        Weighted average mortgage pass-through
rate as of                                   10.28%      10.28%
                           the first day of the month immediately preceding the reporting date.

    (xv)                        All voluntary advances recovered during
the related                                  $      0    $       0
                                prepayment period.

See accompanying notes to the financial statement.

                            CML CHURCH MORTGAGE TRUST
                              1990 RATED SERIES A-1

                     Statement of Trust Activity (Unaudited)


                                                   For the Nine Months Ended

                                                            September 30,

                                                  1996
   1995

     (i)                        Distribution allocable to principal on the
mortgage                                $      3,393,787    $         1,089,551
                         loans (includes $2,828,294 and $539,536 of prepayments for the six months ended September 30, 1996 and 1995, respectively).

    (ii)                 Distribution allocable to interest on the mortgage
                                   $      683,861      $         1,117,672
                                loans

   (iii)                        Deferred interest added to the aggregate
principal                                    $      0    $       0
                                balance of the mortgage loans

    (iv)                        Shortfalls to date               $
1,189,577                       $       706,127

     (v)                        Advances included in amounts actually
distributed                                  $      0    $       0

 (vi)(a)                        Aggregate amount of the subordinated
distribution                                 $      0    $       0
                                which was paid to the senior certificate holders

 (vi)(b)                        Aggregate amount of withdrawals from the
reserve fund                            $    0      $    0

   (vii)                        Aggregate principal balance of mortgage
loans at end                          $      5,999,177    $         10,161,129
                                of period

  (viii)                        Aggregate amount in the shortfall
account                                      $      0    $       0

    (ix)                        Administrative fees retained or withdrawn
from the                                 $      40,926       $         52,191
                                collection account

  (x)(a)                        Aggregate principal balance of mortgage
loans                                   $      236,692      $         1,626,722
                                delinquent

  (x)(b)             Aggregate number of loans delinquent         1         1

   (xi)                         Book value of real estate acquired
through                                      $      0    $       0
                           foreclosure or grant of deed in lieu of foreclosure

(xii)(a)          Subordinated Amount Class B                $    0    $    0
            (Class B,C, and D mortgage pass-through     Class C   0         0
              certificates net of unamortized premium/
                                discount)    Class D              0         0
                                Total        $           0   $              0

(xii)(b)                        Subordinated amount, as a percentage of
the principal                                       0            0
                                balance reported under (vii) above

  (xiii)                        Amount remaining in the Debt Service
Reserve Fund                                 $      0    $       0

   (xiv)                        Weighted average mortgage pass-through
rate as of                                   10.28%      10.28%
                          the first day of the month immediately preceding the reporting date.


    (xv)                        All voluntary advances recovered during
the related                                  $      0    $       0
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

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Third Quarter 1996 vs. Third Quarter 1995

The Trust redeemed $114,241 and $459,566 of mortgage pass-through certificates during the third quarter of 1996 and 1995, respectively. The distributions were made from principal payments received on the mortgage loans.

First Nine Months 1996 vs. First Nine Months 1995

The Trust redeemed $2,973,664 and $908,321 of mortgage pass-through certificates during the first nine months of 1996 and 1995, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $683,861 and $1,117,672 of distributions allocable to interest on the mortgage loans during the first nine months of 1996 and 1995, respectively. The lower interest income for 1996 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Eleven mortgage loans with outstanding balances totaling $16,067,183 had been prepaid as of September 30, 1996. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $16,067,183 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans,is closely monitoring three loans with recorded balances of $2,299,106 at September 30, 1996. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. Two of the loans with recorded balances totaling $2,062,413 have been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $236,693, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

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

In the fourth quarter 1995 10K report filed in March 1996, management recorded an additional $244,441 of specific loan loss reserves as a result of an appraisal received in March 1996. This reserve adjustment was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

In the third quarter 1996 10K report filed in November 1996, management recorded an additional $505,369 of specific loan loss reserves as a result of a cash buyout transaction accepted by one of the churches described previously according to a letter dated October 29, 1996. This reserve adjustment was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

Through September 30, 1996 the Trust has experienced total payment shortfalls of $1,189,577. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at September 30, 1996 is $472,462. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000 at September 30, 1996, which is specifically related to the loans which collateralize the mortgage pass-through certificates.

The church buildings and properties securing two loans with recorded balances of $2,062,413 at September 30, 1996, which are included in the amount of closely monitored loans previously disclosed are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994.
     These churches are the properties for which management recorded specific loan loss reserves as discussed previously. One of the churches had reported a loan loss reserve of $1,000,000 through September 30, 1994 and $119,000 in 1994 for foregone interest; the reserve was increased by $104,078 in the fourth quarter of 1994, by another $244,441 in the fourth quarter of 1995 and by another $505,369 in the third quarter of 1996. The other church established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to one of the loans with a recorded balance of $1,170,000, CML has been drafting $17,800.00 per month from the church since January 1, 1995, in accordance with a modification agreement to the loan agreement, which modification agreement is dated December 1994 and effective June 1, 1994. The monthly draft of $17,800 is comprised of principal and interest payments totaling $15,550 and $2,250 towards replenishing the church s Loan Payment Account. The monthly drafts were successfully completed until January 1996. The church notified CML in January 1996 of its inability to meet the February 1 draft of $17,800. Additionally the church was unable to meet the $10,000 payment toward the interest arrearage of $56,800 resulting from the modification agreement dated December 1994. Since February 1, the church has been able to complete each monthly payment of principal and interest due of $15,550, but only with the company drawing funds down from the church s Loan Payment Account to supplement payment shortfalls. The church completed the July 1, 1996 payment of $15,550 by sending a check for $10,000 on June 27, an additional check for $2,000 on July 11, and CML drawing the balance of $3,550 from the Loan Payment Account. On or about January 31, 1996, the church s Loan Payment Account had a balance of $36,606. On or about July 16, 1996, the remaining balance of the Loan Payment Account was approximately $650. The church has informed CML that it understands that it must have a plan going forward to meet its debt service obligations. In August, the treasurer on behalf of the church submitted a proposal for a cash buyout of the loan for $1,200,000. After conferring with the Trustee, a counter proposal of $1,300,000 was made on October 7, 1996. This counter offer has been accepted by the church according to a letter dated October 29, 1996.

With respect to the other loan with a recorded balance of $892,413, the church's sanctuary had been damaged by the earthquake.
     The church has reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The estimated construction period is nine months to one year. To assist in meeting its debt service obligations, the church agreed to weekly drafts from the church's account. Weekly drafts of $6,812 have been made through the summer with some drafts not being honored. Loan payments are current through September, and additional weekly drafts if honored have been made to complete the October payment. The treasurer reports that a possible sale of the property to Magic Johnson Construction Company is being negotiated. This could lead to a pay off of the mortgage within the next nine to twelve months if negotiations are successful. Meanwhile the church is continuing the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church s hope that the momentum created by the reconstruction of the sanctuary will stabilize the giving.

With respect to the loan with a recorded balance of $236,692, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears in the amount of $13,805. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default.

Liquidity and Capital Resources

The Trust has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 2 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $1,189,577 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates.
     Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.

























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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 6,134,375     $ 177,015     $  248,355
        B                             25,571        151,571
        C                             37,405        563,642
        D                             15,410        226,009
     Total         $ 6,134,375     $ 255,401     $1,189,577

                                     Principal     Unrealized   Scheduled
      Bond         Indebtedness     Shortfalls       Losses   Indebtedness
      Class         (Par Value)      to Date         to Date   (Par Value)

        A          $ 6,134,375      $248,355     $1,431,403   $ 7,317,423
        B                                           938,379       938,379
        C                                822          2,797         1,975
        D                                           622,615       622,615
     Total         $ 6,134,375      $249,177     $2,995,194   $ 8,880,392

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information

The transaction described in the Other Information section of the previous
     10-Q Filing occurred on September 10, 1996. The servicer CML has entered into an agreement with a life insurance company domesticated in Texas which produces (1) a change in control of CML to the Texas life insurance company, and (2) a change in CML's management. The Texas life insurance company now owns all outstanding shares of CML Church Mortgage, Inc.

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


                    Date                     CML Church Mortgage Trust
                                               1990 Rated Series A-1


                 November 11, 1996           By:  Roger T. Stephenson
                                             Roger T. Stephenson
                                             Executive Vice President and
                                             Trust Officer



                 November 11, 1996           By:  M.A. Kandel
                                             M. A. Kandel
                                             Vice President