Form 10-K
period 1996-12-31
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1997-04-07
CIK 867203

UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549

    ___________________________________


    FORM 10-K
    (Mark one)


    (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED December 31, 1996

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission File Number 33-34144



    CML CHURCH MORTGAGE TRUST
    1990 RATED SERIES A-1
    (Exact name of registrant as specified in its charter)



Wisconsin                                                   39-1676037
(State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)


Wortham Tower, 6th Floor, 2727 Allen Parkway, Houston TX   77019-2115
(Address of principal executive offices)                    (Zip Code)


    (713) 529-0045
    (Registrant's telephone number, including area code)


    6 Loudon Road, Concord, New Hampshire    03302-1858
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

    Yes __x___     No ____



Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


At December 31, 1996 there were no shares of Common Stock outstanding.




                             PART I

Item 1 - Business
CML Church Mortgage Trust 1990 Rated Series A-1 (the "Trust") was started on May 29, 1990 (the issue date). The Trust was started to form a segregated pool (the "Pool") of assets and to sell the interests in the pool.

The Pool consists of mortgage loans, the certificate account (used to deposit receipts of mortgage loan principal and interest), the reserve fund (used to deposit reinvestment earnings) and reinvestment earnings on all amounts in deposit in the certificate account, the reserve fund, and any other account.

The Pool serves as collateral for commercial mortgage pass-through certificates, 1990 Rated Series A-1. The certificates in the aggregate represent the entire undivided beneficial ownership interest in the Pool.

Item 2 -Properties
The Trust owns no property and leases no office space.

Item 3 -Legal Proceedings
The Trust is not a party to any material pending legal proceedings.

Item 4 -Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year 1996 to a vote of security holders.


    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Trust has no common or preferred stock authorized, issued, or outstanding.

Item 6 -Selected Financial Data
Not Applicable.

Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations
The Trust is not a party to any material pending legal proceedings.

Result of Operations 1996 vs. 1995

The Trust redeemed $3,478,320 and $1,432,793 of mortgage-backed pass-through certificates during 1996 and 1995, respectively. The distributions were made from principal payments received on the mortgage loans. The Trust received $874,512 and $1,429,730 of distributions allocable to interest on the mortgage loans during 1996 and 1995, respectively. The lower interest income for 1996 is attributed to lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

Result of Operations 1995 vs. 1994

The Trust redeemed $1,432,793 and $1,756,427 of mortgage-backed pass-through certificates during 1995 and 1994, respectively. The distributions were made from principal payments received on the mortgage loans. The Trust received $1,429,730 and $2,275,743 of distributions allocable to interest on the mortgage loans during 1995 and 1994, respectively. The lower interest income for 1995 is attributed to lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994, the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Eleven mortgage loans with outstanding balances totaling $16,067,183 had been prepaid as of December 31, 1996. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $16,067,183 of prepayments had been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.


Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring three loans with recorded balances of $2,290,303 at December 31, 1996. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. Two of the loans with recorded balances totaling $2,053,611 have been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $236,693, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

As a result of an appraisal received by the Trust in November 1993, management recorded a specific loan loss reserve of $1,000,000 in relation to one of the three loans discussed previously with a book value at December 31, 1993 of $3,084,079 due to management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due. These payments were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectibility of the outstanding principal balance. The specific loan loss reserve of $1,000,000 and foregone interest income of $99,000 were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474). The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated to bond classes as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B.

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

In the fourth quarter 1995 10-K report filed in March 1996, management recorded an additional $244,441 of specific loan loss reserves as a result of an appraisal received in March 1996. This reserve adjustment was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

In the third quarter 1996, management recorded an additional $505,369 of specific loan losses as a result of a cash buyout transaction accepted by one of the churches described previously according to a letter dated October 29, 1996. This reserve adjustment was recorded as a direct reduction of the senior (Class
A) mortgage pass-through certificates.

hrough December 31, 1996 the Trust has experienced total payment shortfalls of $1,416,048. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000 at December 31, 1996, which is specifically related to the loans which collateralize the mortgage pass-through certificates.

The church buildings and properties securing two loans with recorded balances of $2,053,611 at December 31, 1996, which are included in the amount of closely monitored loans previously disclosed are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. These churches are the properties for which management recorded specific loan loss reserves as discussed previously. One of the churches had reported a loan loss reserve of $1,000,000 through September 30, 1994 and $119,000 in 1994 for foregone interest; the reserve was increased by $104,078 in the fourth quarter of 1994, by another $244,441 in the fourth quarter of 1995 and by another $505,369 in the third quarter of 1996. The other church established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to one of the loans with a recorded balance of $1,170,000, CML has been drafting $17,800 per month from the church since January 1, 1995, in accordance with a modification agreement to the loan agreement, which modification agreement is dated December 1994 and effective June 1, 1994. The monthly draft of $17,800 is comprised of principal and interest payments totaling $15,550 and $2,250 towards replenishing the church's Loan Payment Account. The monthly drafts were successfully completed until January 1996.
The church notified CML in January 1996 of its inability to meet the February 1 draft of $17,800. Additionally the church was unable to meet the $10,000 payment toward the interest arrearage of $56,800 resulting from the modification agreement dated December 1994. Since February 1, the church has been able to complete each monthly payment of principal and interest due of $15,550, but only with the company drawing funds down from the church's Loan Payment Account to supplement payment shortfalls. The church completed the July 1, 1996 payment of $15,550 by sending a check for $10,000 on June 27, an additional check for $2,000 on July 11, and CML drawing the balance of $3,550 from the Loan Payment Account. On or about January 31, 1996, the church's Loan Payment Account had a balance of $36,606. On or about July 16, 1996, the remaining balance of the Loan Payment Account was approximately $650. The church has informed CML that it understands that it must have a plan going forward to meet its debt service obligations. In August, the treasurer on behalf of the church submitted a proposal for a cash buyout of the loan for $1,200,000. After conferring with the Trustee, a counter proposal of $1,300,000 was made on October 7, 1996. This counter offer has been accepted by the church according to a letter dated October 29, 1996. The loan was funded with $1,300,000 on March 27, 1997.

With respect to the other loan with a recorded balance of $883,611, the church's sanctuary had been damaged by an earthquake. The church has reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The estimated construction period is nine months to one year. To assist in meeting its debt service obligations, the church agreed to weekly drafts from the church's account. Weekly drafts of $6,812 have been made through the summer with some drafts not being honored. Loan payments are current through September, and additional weekly drafts if honored have been made to complete the November payment.

 The treasurer reports that a possible sale of the property to Magic Johnson Construction Company is being negotiated. This could lead to a pay off of the mortgage within the next nine to twelve months if negotiations are successful. Meanwhile the church is continuing the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the reconstruction of the sanctuary will stabilize the giving.

The church has proposed reducing the weekly draft to $4,500 for a monthly payment of $19,500 for a period of twelve months. Additionally the church will make available one half of the December payment on April 11 and one half on May 11. Thereafter an additional $9,750 will be drafted on June 11, July 11, August 11 and September 11. These additional drafts will bring January and February 1997 current at the $19,500 per month level. Many festivities are planned to attract members to return. In light of the positive report on the sanctuary completion, management continues to believe all principal and interest is recoverable in the event of default.

With respect to the loan with a recorded balance of $236,692, the church has not been able to make complete monthly payments since April 1, 1996. The company is presently communicating on a weekly basis with the church in efforts to bring the payments current. The Pastor reports that the daycare operation in the Church has the capability to bring the mortgage current. He is currently taking an active role in the day to day operations and reports there are now 42 children enrolled. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default.

Liquidity and Capital Resources
The Trust has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 5 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $1,416,048 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates. Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.

Item 8 - Financial Statements and Supplementary Data
The statement of trust activity for the years ending December 31, 1996, 1995, and 1994 is included herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year 1996.


    Part III

Item 10 - Directors and Executive Officers of the Company
The Trust has no directors or executive officers.

Item 11 - Executive Compensation
The Trust has no directors, executive officers, or employees.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
The Trust has no common or preferred stock authorized, issued, or outstanding.

Item 13 - Certain Relationships and Related Transactions
The mortgage loans held by the Trustee were originated by CML and acquired by the Trust from the Company, a Wisconsin corporation, for $31,279,313 (the outstanding principal balance at date of acquisition). CML will continue to service the mortgage loans for the trust for a monthly fee equal to .0417% of the outstanding mortgage loan principal balance. The Trustee earns a monthly fee equal to .0025% of the outstanding mortgage loan principal balance. CML purchased from the
Trust a subordinated certificate in the amount of $622,615.

                    CML CHURCH MORTGAGE TRUST
                   1990 RATED SERIES A-1

    Statement of Trust Activity (Unaudited)

    For the years ending December 31, 1996, 1995 and 1994


1996               1995            1994

   (i)   Distribution allocable to principal on the mortgage
$
4,042,371
    $  1,352,347   $ 14,363,493
loans (includes $2,456,709, $539,536 and 12,699,352
of prepayments for 1996, 1995 and 1994 respectively).

   (ii)  Distribution allocable to interest on the mortgage loans
$
874,512
    $  1,429,730   $    2,275,743

   (iii) Deferred interest added to the aggregate principal
$
    0
    $           0  $           0
balance of the mortgage loans

    (iv) Shortfalls to date                                     $ 1,416,048
    $      903,061 $        401,266

    (v)  Advances included in amounts actually distributed                $
   0
    $          0        $           0

   (vi)(a)    Aggregate amount of the subordinated distribution
$
    0
    $          0        $           0
which was paid to the senior certificate holders

   (vi)(b)    Aggregate amount of withdrawals from the reserve fund
$
    0
    $          0        $           0

   (vii) Aggregate principal balance of mortgage loans at end
$
5,855,962
    $   9,898,333  $   11,250,129
of period

  (viii) Aggregate amount in the shortfall account                        $
    0
    $       ,  0        $            0

    (ix) Administrative fees retained or withdrawn from the
$
  12,730
    $        68,381     $          99,198
collection account

  (x)(a) Aggregate principal balance of mortgage loans                    $
236,692
    $          0        $     4,710,800
delinquent

  (x)(b) Aggregate number of loans delinquent
1
0                      2

    (xi) Book value of real estate acquired through                       $
    0
    $          0        $            0
foreclosure or grant of deed in lieu of foreclosure

 (xii)(a)     Subordinated Amount           Class B                  $
0
    $          0        $            0
    (Class B, C, and D mortgage pass-through     Class C
     0
0                      0
    certificates net of unamortized premium/     Class D
     0
0                      0
    discount)                          Total                    $         0

    $          0        $            0

(xii)(b) Subordinated amount, as a percentage of the principal
     0%
0%               0%
balance reported under (vii) above

  (xiii) Amount remaining in the Debt Service Reserve Fund                $
    0
    $          0        $            0

   (xiv) Weighted average mortgage pass-through rate as of
10.28%
10.28%          10.28%
the first day of the month immediately preceding the reporting date.

    (xv) All voluntary advances recovered during the related
$
     0
    $          0        $         5,882
prepayment period.

See accompanying notes to the financial statement.

                       CML CHURCH MORTGAGE TRUST
                        1990 RATED SERIES A-1

Notes to Financial Statement (Unaudited)

(1) Organization and Summary of Significant Accounting Policies

(A) Organization
CML Church Mortgage Trust 1990 Rated Series A-1 (the "Trust") was started on May 29, 1990 (the issue date). The Trust was started to form a segregated pool (the "pool") of assets and to sell the interests in the Pool.

The Pool consists of mortgage loans, the certificate account (used to deposit receipts of mortgage loan principal and interest), the reserve fund (used to deposit reinvestment earnings) and reinvestment earnings on all amounts in deposit in the certificate account, the reserve fund, and any other account.

The Pool serves as collateral for commercial mortgage pass-through certificates, 1990 Rated Series A-1. The certificates in the aggregate represent the entire undivided beneficial ownership interest in the Pool.

(B) Federal Income Taxes
An election has been made to treat the Pool as a real estate mortgage investment conduit ("REMIC"). A REMIC is not subject to Federal taxation; rather, the income of the REMIC is taxable to the holders of interest thereon.
Qualification as a REMIC requires on-going compliance with certain conditions.

(C) Mortgage-backed Securities
As of December 31, 1996, the Trust has issued one series including four classes of mortgage-backed senior and subordinated mortgage pass-through certificates. On August 29, 1989, the Trust sold the following classes of mortgage pass-through certificates:

Unamortized
    Par              (Discount)    Statement
   Values             Premium       Values

Class A            $29,715,347         $   (118,861)  $29,596,486
Class B                   938,379             (  3,978)           934,401
Class C                       2,972               927,297         930,269
Class D                   622,615                0                622,615
    TOTAL               $31,279,313         $    804,458   $32,083,771

The Certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the Certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C, and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.

(D) Description of Assets Collateralizing Mortgage-backed Bonds
The mortgage pass-through certificates are secured by a pool of assets (the "Pool") consisting of:
(a) mortgage loans, which consists of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or deeds of trust or similar security interest which create a first lien on church buildings and related properties, or in the case of one mortgage loan, a first lien on retreat facilities,
(b) All amounts deposited in the Certificate Account,
(c) Any payments actually received by the Trustee with respect to the Mortgage Loans,
(d) The reserve fund.

Accrual of interest income on mortgage loans is discontinued when management has determined that the borrower will be unable to meet contractual obligations and/ or when loans are ninety days or more in arrears, except in certain instances where management believes that collateral held by the Trust is clearly sufficient and full satisfaction of both principal and interest is highly probable. When a loan is placed on non-accrual, all interest previously accrued but not collected is reversed against current period income. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a material concern as to the collectibility of principal.

(E) Deferred Issuance Costs
Deferred issuance costs consist of underwriting discounts and other expenses of issuance and distribution of the senior mortgage pass-through certificates. Such costs are amortized over the life of the outstanding certificates using a method that approximates the effective interest method, adjusted for prepayments.

(F) Residual Interest
Upon issuance of the senior mortgage pass-through certificates, the Trust sold without recourse a residual interest in the respective Pool underlying the 1990 Rated Series A-1 mortgage pass-through certificates. Provided there has been no default or deficiency in the payment of principal or interest on the respective senior or subordinated mortgage pass-through certificates, as defined, the holders of the residual interest are entitled to receive all amounts on deposit in the interest payment accounts which have been transmitted by the Trustee to the Company as well as all other remaining assets in the Pool.

The residual interests are accounted for in a manner similar to a minority interest in a consolidated subsidiary. That is, income deemed attributable to the residual interests is reflected as a charge to income through a corresponding increase in the residual interest liability. Payments to the holders of the residual interest, when made, serve to reduce the liability account balance. If there are payment deficiencies on the senior mortgage pass-through certificates, the amounts accumulated on behalf of the residual interest must first be used to satisfy any remaining obligations to the senior certificate holders, thereby reducing the liability account balance.

(G) Allowance for Loan Losses
Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan. Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

A general loan loss reserve has been established for the remaining mortgage loans in accordance with Financial Accounting Standards Board Statement No. 5:
Accounting for Contingencies.

While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

(H) Other Real Estate Owned
Other real estate owned includes real estate acquired by foreclosure and real estate substantively repossessed. Real estate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. When there is indication that a borrower no longer has equity in property collateralizing a loan and it is doubtful that equity will be rebuilt in the foreseeable future, the property is considered repossessed in-substance. Both in-substance foreclosure and real estate formally acquired in settlement of loans are recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received. Loan losses from the acquisition of such properties are first charges against the allowance for loan losses, if one exists, then as a direct charge to operations.

After foreclosure, properties held for sale are carried at the lower of fair value less estimated costs to sell or cost. If the fair value of the asset less estimated costs to sell is less than the cost of the asset then this amount is recognized as a valuation allowance. If the fair value of the assets less the estimated cost to sell subsequently increases, and this amount is more than the asset's current carrying value, then the valuation allowance is reversed. Increases or decreases in the valuation allowance are charged or credited to operations. Operating expenses are charged to other real estate owned expenses. Gains upon disposition are reflected in the statement of operations as realized. Realized losses are charged to the valuation allowance.

(I) Cash Equivalents
The Trust considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

(J) Recent Accounting Development
In May, 1993, the Financial Accounting Standard Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected future cash flows, discounted at the loan's effective interest rate, or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Adoption of this statement has been made in 1995.

(2) Basis of Presentation
The financial statement included herein has been prepared without audit by CML, the servicer of the mortgage loans, on behalf of M&I First National Bank, Trustee of the CML Church Mortgage Trust 1990 Rated Series A-1 ("Trustee").

Because the certificates described earlier are pass-through securities, the Trust has no taxable income. The only items of expense for the Trust are the amount retained by CML as servicing compensation and the amount withheld by the Trust for the trustee fee. The financial statement included herein provides complete information on the amount of such income, expense and assets of the Pool.

(3) Related Party Transactions
The mortgage loans held by Trustee were originated by CML for $13,279,313 (the outstanding principal balance at date of acquisition). CML will continued to service the mortgage loans for the Trust for a monthly fee equal to .0417% of the outstanding mortgage loan principal balance. The Trustee earns a monthly fee equal to .0025% of the outstanding mortgage loan principal balance.
CML purchased from the Trust a subordinated certificate in the amount of $622,615.

(4)  Potential Problem Loans and Delinquent Loans
CML management is closely monitoring three loans with recorded balances of $2,290,303 at December 31, 1996. Recorded balances are the balances as adjusted for writedown. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements.

As a result of an appraisal received by the Trust in November 1993, management recorded a specific loan loss reserve of $1,000,000 in relation to one of the three loans discussed previously with a book value at December 31, 1993 of $3,084,079 due to management's concerns about the borrower's ongoing ability to service the debt coupled with management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due. These payments were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474).

The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated to bond classes as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B. In the first nine months of 1994 the Trust received another $20,000 of interest payments which were recorded as further reductions of the carrying value of the mortgage loans due to uncertainties regarding the collectibility of the outstanding principal balance. This foregone interest income was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

In the fourth quarter of 1994, management recorded an additional $756,500 of specific loan loss reserves as a result of appraisals received during that quarter. These reserve adjustments were recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

Through December 31, 1996 the Trust has experienced total payment shortfalls of $1,416,048. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000 at December 31, 1996, which is specifically related to the loans which collateralize the mortgage pass-through certificates.

(6)  Other Loan Matters
The church buildings and properties securing two loans with recorded balances of $2,053,611 at December 31, 1996, which are included in the amount of closely monitored loans previously disclosed are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. These churches are the properties for which management recorded specific loan loss reserves as discussed previously. One of the churches had reported a loan loss reserve of $1,000,000 through September 30, 1994 and $119,000 in 1994 for foregone interest; the reserve was increased by $104,078 in the fourth quarter of 1994, by another $244,441 in the fourth quarter of 1995 and by another $505,369 in the third quarter of 1996. The other church established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

    Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)1 and (A)2 - Financial Statements and Schedule

Statement of Trust Activity (unaudited)

Notes to Financial Statements (unaudited)

The following financial statement schedule is included:

Schedule IV - Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

(A)3 - Exhibits

Exhibit 4. Instruments defining the rights of security holders, including indentures

4.1 --   CML Church Mortgage Trust 1990 Rated Series A-1 Bond Prospectus dated
May
25, 1990, incorporated herein by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1990.

4.2 --   Underwriting Agreement dated May 1, 1990 among the Company, M&I First
National Bank, as Trustee, and Christian Mutual Life Insurance Company, incorporated herein by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 1990.

4.3 --   Pooling and Servicing Agreement dated May 1, 1990 among the Company,
Christian Mutual Life Insurance Company, and M&I First National Bank, Trustee, incorporated herein by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 1990.

4.4 --   Form of Senior Bond, incorporated herein by reference to Exhibit 4.4 to
Form 10-K for the year ended December 31, 1990.

4.5 --   Form of Face of Class B Certificate, incorporated herein by reference to
Exhibit 4.5 to Form 10-K for the year ended December 31, 1990.

4.6 --   Form of Face of Class C Certificate, incorporated herein by reference to
Exhibit 4.6 to Form 10-K for the year ended December 31, 1990.

4.7 --   Form of Class D Certificate, incorporated herein by reference to
Exhibit
4.7 to Form 10-K for the year ended December 31, 1990.

4.8 --   Form of Residual Interest Certificate, incorporated herein by reference
to Exhibit 4.8 to Form 10-K for the year ended December 31, 1990.

Exhibit 10 . Material Contracts

10.1          Purchase Agreement dated May 1, 1990 between Christian Mutual
Life
Insurance Company and the Company, incorporated herein by reference to Exhibit
10.1 to Form 10-K for the year ended December 31, 1990.




              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date                         CML Church Mortgage Trust
  1990 Rated Series A-1


       March 31, 1997                  By: Roger T. Stephenson
Roger T. Stephenson
Executive Vice President and
Trust Officer



       March 31, 1997                  By:  M.A. Kandel
M. A. Kandel
Vice President






    SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE


    Description

True Deliverance Center
    Orlando, FL

Faith Landmarks Ministry
    Richmond, VA

Torrance First Presbyterian
    Hawthorn, CA

Farmingdale Christian Church
    Farmingdale, NY

Primera Iglesia Bautista
    Hialeah, FL

Maranatha Community Church
    Los Angeles, CA

Lighthouse Mission Church
    Los Angeles, CA

General Loss Reserve

          Totals



  Int.
Rate

11.53%


11.53%


11.53%


11.53%


11.53%


11.53%


  3.50%








     Final
  Mat. Date

10/12/2003


12/28/2003


03/22/2004


07/31/2004


11/06/2004


01/26/2005


03/07/2005

Payment
  Terms

Note 1


Note 1


Note 1


Note 1


Note 1


Note 1


Note 1



Prior
Liens

None


None


None


None


None


None


None

Face Amount
of Mortgage

      236,693


   1,462,939


   1,561,232


        77,809


      663,678


   1,794,730


   3,142,888


    (200,000)

   8,739,969



Carrying Amt
of Mortgage
(Notes 2 - 4)
      236,693


   1,462,939


   1,561,232


        77,809


      663,678


      883,611


   1,170,000


     (200,000)

    5,855,962






Notes:

1. The periodic payment terms for these mortgage loans are monthly level payments for 12 months, increasing by 5% on the payment due on June 1 of each year. This schedule is followed until maturity with no prepayment penalties.
2. Maranatha Community Church and Lighthouse Mission Church have been written down to the most recent appraised value, less 10% for estimated selling and disposal costs.
3. The aggregate cost for Federal income tax purposes is $8,626,895, which includes $113,074 of accrued interest.
4.  None of this amount has been acquired from controlled and other affiliates.