Form 10-Q
period 1997-03-31
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1997-06-24
CIK 867203

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                    ___________________________________


                                 FORM 10-Q
                                (Mark one)

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED March 31, 1997

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 33-34144



                         CML CHURCH MORTGAGE TRUST
                           1990 RATED SERIES A-1
          (Exact name of registrant as specified in its charter)


Wisconsin                                                   39-1676037
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


2727 Allen Parkway, Houston Texas                          77019-2115
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



At March 31, 1997 there were no shares of Common Stock outstanding.












                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                         CML CHURCH MORTGAGE TRUST
                           1990 RATED SERIES A-1

                  Statement of Trust Activity (Unaudited)

                                                    For the Three Months Ended
                                                               March 31,
                                                         1997             1996

(i)Distribution allocable to principal on the mortgage $  358,215     $  910,915
    loans (includes $0 and $675,325 of prepayments for the three months ended March 31, 1997 and 1996, respectively).

(ii)Distribution allocable to int on the mortgage loans$  202,126     $  295,873

(iii)Deferred int added to the aggregate principal     $      0       $      0
    balance of the mortgage loans

(iv)Shortfalls to date                             $    1,197,977     $  786,613

(v)Advances included in amts actually distributed     $        0      $      0

(vi)(a)Aggregate amt of the subordinated distribution $        0      $      0
    which was paid to the senior certificate holders

(vi)(b)Aggregate amt of withdrawals from the res fund $        0      $      0

(vii)Aggregate prin balance of mortgage lns at end    $4,190,660     $ 8,987,418
    of period

(viii)Aggregate amount in the shortfall account       $        0     $       0

(ix)Administrative fees retained or w/d from the      $   11,482     $   16,159
    collection account

(x)(a)Aggregate prin balance of mortgage loans        $  236,468     $  235,338
    delinquent

(x)(b)Aggregate number of loans delinquent                     1             1

(xi)Book value of real estate acquired through        $        0     $       0
    foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount  Class B                  $        0     $       0
    (Class B, C, and D mortgage pass-through Class C           0             0
    cert net of unamortized premium/discount)Class D           0             0
                                    Total             $        0     $       0

(xii)(b)Subordinated amt, as percentage of the prin            0             0
    balance reported under (vii) above

(xiii)Amt remaining in the Debt Service Res Fund      $        0     $       0

(xiv)Weighted aver mortgage pass-through rate as of        10.28%       10.28%
    the first day of the month immediately preceding the reporting date.

(xv)All voluntary advs recovered during the related   $        0     $       0
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

First Quarter 1997 vs. First Quarter 1996

The Trust redeemed $0 and $544,981 of mortgage pass-through certificates during the first quarter of 1997 and 1996, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $202,126 and $295,873 of distributions allocable to interest on the mortgage loans during the first quarter of 1997 and 1996, respectively. The lower interest income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Twelve mortgage loans with outstanding balances totaling $16,139,317 had been prepaid as of March 31, 1997. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $16,067,183 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring three loans with recorded balances of $2,272,218 at March 31, 1997. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. Two of the loans with recorded balances totaling $2,035,750 have been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $236,468, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

As a result of an appraisal received by the Trust in November 1993, management recorded a specific loan loss reserve of $1,000,000 in relation to one of the three loans discussed previously with a book value of $3,084,079 due to management's concerns about the borrower's ongoing ability to service the debt coupled with management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due.
   These payments were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectability of the
   outstanding principal balance.   The specific loan loss reserve of $1,000,000
   and foregone interest income of $99,000 were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474). The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated to bond classes as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B.

In 1994 the Trust received another $20,000 of interest payments which were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectability of the outstanding principal balance. This foregone interest income was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

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

In the third quarter 1996 10Q report filed in November 1996, management recorded an additional $505,369 of specific loan losses as a result of a cash buyout transaction accepted by one of the churches described previously according to a letter dated October 29, 1996. This reserve adjustment was recorded as a direct reduction of the senior (Class A) mortgage pass-through certificates.

Through March 31, 1997 the Trust has experienced total payment shortfalls of $1,197,977. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at March 31, 1997 is $472,462. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recover ability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000 at March 31, 1997, which is specifically related to the loans which collateralize the mortgage pass-through certificates.

The church buildings and properties securing two loans with recorded balances of $2,035,750 at March 31, 1997, which are included in the amount of closely monitored loans previously disclosed are located near the south central section of Los Angeles, California. These churches are the properties for which management recorded specific loan loss reserves as discussed previously. One of the churches had reported a loan loss reserve of $1,000,000 through September 30, 1994 and $119,000 in 1994 for foregone interest; the reserve was increased by $104,078 in the fourth quarter of 1994, by another $244,441 in the fourth quarter of 1995 and by another $505,369 in the third quarter of 1996. The other church established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to one of the loans with a recorded balance of $1,170,000, CML has been drafting $17,800.00 per month from the church since January 1, 1995, in accordance with a modification agreement to the loan agreement, which modification agreement is dated December 1994 and effective June 1, 1994.
   The monthly draft of $17,800 is comprised of principal and interest payments totaling $15,550 and $2,250 towards replenishing the church's Loan Payment Account. The monthly drafts were successfully completed until January 1996. The church notified CML in January 1996 of its inability to meet the February 1 draft of $17,800. Additionally the church was unable to meet the $10,000 payment toward the interest arrearage of $56,800 resulting from the modification agreement dated December 1994. Since February 1, the church has been able to complete each monthly payment of principal and interest due of $15,550, but only with the company drawing funds down from the church's Loan Payment Account to supplement payment shortfalls. The church completed the July 1, 1996 payment of $15,550 by sending a check for $10,000 on June 27, an additional check for $2,000 on July 11, and CML drawing the balance of $3,550 from the Loan Payment Account. On or about January 31, 1996, the church's Loan Payment Account had a balance of $36,606. On or about July 16, 1996, the remaining balance of the Loan Payment Account was approximately $650. The church has informed CML that it understands that it must have a plan going forward to meet its debt service obligations. In August, the treasurer on behalf of the church submitted a proposal for a cash buyout of the loan for $1,200,000. After conferring with the Trustee, a counter proposal of $1,300,000 was made on October 7, 1996. This counter offer has been accepted by the church according to a letter dated October 29, 1996. Escrow closed on March 27, 1997 in the amount of $1,300,000.

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

On March 7, 1997 the Treasurer proposed a new payment schedule for a twelve month period. The schedule provides for a weekly draft of $4,500 for a monthly payment of $19,500. Additional drafts of $10,000 on March 11, $13,800 on April 11, $13,800 on May 11 and $10,000 on June, July, August and September 11 will enable payments to be current at the $19,500 per month level. The additional draft for April 11 was successfully completed on April 24th. The additional draft for May 11 in the amount of $13,800 has been returned for insufficient funds. This draft has been resubmitted as of June 4th along with two drafts for $4,500 to make up for May 2ndand May 15th drafts not honored.

With respect to the loan with a recorded balance of $236,468, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears in the amount of $12,470. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default.

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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 5,660,323     $ (58,755)    $  189,600
        B                             17,047        168,618
        C                             34,698        598,340
        D                             15,410        241,419
     Total         $ 5,660,323     $   8,400     $1,197,977

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness     Shortfalls     Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $ 5,660,323      $189,600     $1,238,418   $ 6,709,141
        B                                           938,379       938,379
        C                                902          2,711         1,809
        D                                           622,615       622,615
     Total         $ 5,660,323      $190,502     $2,802,123   $ 8,271,944

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information

    None

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


              Date                     CML Church Mortgage Trust
                                         1990 Rated Series A-1


               May 30, 1997                 By:  Roger T. Stephenson
                                       Roger T. Stephenson
                                       Executive Vice President and
                                       Trust Officer



               May 30, 1997                 By:  M.A. Kandel
                                            M. A. Kandel
                                            Vice President