Form 10-Q
period 1997-06-30
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1997-08-27
CIK 867203

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                    ___________________________________


                                 FORM 10-Q
                                (Mark one)

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED June 30, 1997

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



At June 30, 1997 there were no shares of Common Stock outstanding.












                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                         CML CHURCH MORTGAGE TRUST
                           1990 RATED SERIES A-1

                  Statement of Trust Activity (Unaudited)

                                                    For the Three Months Ended
                                                               June 30,
                                                       1997              1996

(i) Distribution allocable to principal on the mtg   $1,348,688     $2,317,026
    loans (includes $894,912 and $2,152,969 of prepayments for the three months ended June 30, 1997 and 1996, respectively).

(ii)Distribution alloc to interest on the mtg lns    $  144,473     $  227,900

(iii)Deferred interest added to the aggr principal   $       0      $        0
    balance of the mortgage loans

(iv)Shortfalls to date                               $ (200,969)    $  147,563

(v)Advances included in amts actually distributed    $        0     $        0

(vi)(a)Aggr amt of the subordinated distribution     $        0     $        0
    which was paid to the senior certificate holders

(vi)(b)Aggr amt of withdrawals from the reserve fund $        0     $        0

(vii)Aggr principal balance of mtg lns at end        $4,149,059     $ 6,670,392
    of period

(viii)Aggr amt in the shortfall account              $        0     $        0

(ix)Admin fees retained or withdrawn from the        $    6,110     $   12,037
    collection account

(x)(a)Aggr principal balance of mortgage loans       $  236,468     $  241,028
    delinquent

(x)(b)Aggregate number of loans delinquent                    1              1

(xi)Book value of real estate acquired through       $        0     $        0
    foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount    Class B               $        0     $        0
    (Class B, C, and D mtg pass-through  Class C              0              0
    certificates net of unamortized premium/
    discount)                            Class D              0              0
                                Total                $        0     $        0

(xii)(b)Subordinated amt, as a percent of the                 0              0
    principal balance reported under (vii) above

(xiii)Amt remaining in the Debt Service Reserve Fund $        0     $        0

(xiv)Wghted average mtg pass-through rate as of           10.28%         10.28%
    the first day of the month immediately preceding the reporting date.

(xv)All voluntary adv recovered during the related    $        0     $        0
    prepayment period.

See accompanying notes to the financial statement.





                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                          CML CHURCH MORTGAGE TRUST
                            1990 RATED SERIES A-1

                   Statement of Trust Activity (Unaudited)

                                                        For the Six Months Ended
                                                                  June 30,
                                                              1997       1996

(i) Distribution allocable to principal on the mtg     $1,706,903   $3,227,941
    lns (includes $894,912 and $2,828,294 of prepayments for the three months ended June 30, 1997 and 1996, respectively).

(ii)Distribution alloc to interest on the mtge lns      $  346,599   $  523,773

(iii)Def interest added to the aggregate principal      $        0   $        0
    balance of the mortgage loans

(iv)Shortfalls to date                                  $  997,008    $  934,176

(v)Advances included in amts actually distributed       $        0    $      0

(vi)(a)Aggr amt of the subordinated distribution        $        0    $        0
    which was paid to the senior certificate holders

(vi)(b)Aggr amt of withdrawals from the reserve fund    $        0    $        0

(vii)Aggr principal balance of mortgage loans at end    $4,149,059   $ 6,670,392
    of period

(viii)Aggr amt in the shortfall account                 $        0   $        0

(ix)Admin fees retained or withdrawn from the           $   17,592   $   28,196
    collection account

(x)(a)Aggr principal balance of mortgage loans          $  236,468   $  241,028
    delinquent

(x)(b)Aggregate number of loans delinquent                       1            1

(xi)Book value of real estate acquired through           $        0   $        0
    foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount                Class B       $        0   $        0
    (Class B, C, and D mtg pass-through    Class C                0            0
    certificates net of unamortized premium/
    discount)                              Class D                0            0
                                    Total                $        0   $        0

(xii)(b)Subord amt, as a percent of the principal                 0           0
    balance reported under (vii) above

(xiii)Amt remaining in the Debt Service Reserve Fund     $        0   $        0

(xiv)Weighted average mtg pass-through rate as of             10.28%      10.28%
    the first day of the month immediately preceding the reporting date.

(xv)All voluntary advances recovered during the related  $        0    $      0
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Second Quarter 1997 vs. Second Quarter 1996

The Trust redeemed $1,463,018 and $2,314,442 of mortgage pass-through certifi-cates during the second quarter of 1997 and 1996, respectively. The distri-butions were made from principal payments received on the mortgage loans.

First Six Months 1997 vs. First Six Months 1996

The Trust redeemed $1,818,445 and $2,859,423 of mortgage pass-through certifi-cates during the first six months of 1997 and 1996, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $352,027 and $523,773 of distributions allocable to interest on the mortgage loans during the first six months of 1997 and 1996, respec-tively. The lower interest income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Fourteen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of June 30, 1997. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certi-ficates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring two loans with recorded balances of $1,088,106 at June 30, 1997. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $851,638 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the under-lying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $236,468, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

As a result of an appraisal received by the Trust in November 1993, management had recorded a specific loan loss reserve of $1,000,000 in relation to one of the loans with a book value of $3,084,079 due to management's concerns about the borrower's ongoing ability to service the debt coupled with management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due. These payments were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectability of the outstanding principal balance. The specific loan loss reserve of $1,000,000 and fore-gone interest income of $99,000 were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474). The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated to bond classes as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B.

In 1994 the Trust received another $20,000 of interest payments which were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectability of the outstanding princi-pal balance. This foregone interest income was recorded as a direct reduc-tion of the Senior (Class A) mortgage pass-through certificates.

In the fourth quarter of 1994, management recorded an additional $756,500 of specific loan loss reserves as a result of appraisals received during that quarter. These reserve adjustments were recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

In the fourth quarter 1995 10K report filed in March 1996, management recorded an additional $244,441 of specific loan loss reserves as a result of an appraisal received in March 1996. This reserve adjustment was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certifi-cates.

In the third quarter 1996 10Q report filed in November 1996, management recorded an additional $505,369 of specific loan losses as a result of a cash buyout transaction accepted by one of the churches described previously according to a letter dated October 29, 1996. This reserve adjustment was recorded as a direct reduction of the senior (Class A) mortgage pass-through certifi-cates.

With respect to this loan with a recorded balance of $1,170,000, CML had been drafting $17,800.00 per month from the church since January 1, 1995, in accordance with a modification agreement to the loan agreement, which mod-ification agreement is dated December 1994 and effective June 1, 1994. The monthly draft of $17,800 is comprised of principal and interest payments totaling $15,550 and $2,250 towards replenishing the church's Loan Payment Account. The monthly drafts were successfully completed until January 1996. The church notified CML in January 1996 of its inability to meet the February 1 draft of $17,800. Additionally the church was unable to meet the $10,000 payment toward the interest arrearage of $56,800 resulting from the modification agreement dated December 1994. Since February 1, the church has been able to complete each monthly payment of principal and interest due of $15,550, but only with the company drawing funds down from the church's Loan Payment Account to supplement payment shortfalls. The church completed the July 1, 1996 payment of $15,550 by sending a check for $10,000 on June 27, an additional check for $2,000 on July 11, and CML drawing the balance of $3,550 from the Loan Payment Account. On or about January 31, 1996, the church's Loan Payment Account had a balance of $36,606. On or about July 16, 1996, the remaining balance of the Loan Payment Account was approxi-mately $650. The church has informed CML that it understands that it must have a plan going forward to meet its debt service obligations. In August, the treasurer on behalf of the church submitted a proposal for a cash buyout of the loan for $1,200,000. After conferring with the Trustee, a counter proposal of $1,300,000 was made on October 7, 1996. This counter offer has been accepted by the church according to a letter dated October 29, 1996. Escrow closed on March 27, 1997 in the amount of $1,300,000.

Through June 30, 1997 the Trust has experienced total payment shortfalls of $997,008. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at June 30, 1997 is $472,462. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000 at June 30, 1997, which is specifically related to the loans which collateralize the mortgage pass-through certificates.

The church buildings and properties securing the loan with a recorded balances of $851,638 at June 30, 1997, which is included in the amount of closely monitored loans previously disclosed is located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to this loan, the church's sanctuary had been damaged by the earth-quake. The church has reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The treasurer reports that a possible sale of the property to Magic Johnson Construction Company is being negotiated. This could lead to a pay off of the mortgage within the next nine to twelve months if negotia-tions are successful. Meanwhile the church has completed the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the reconstruction of the sanctuary will stabilize the giving.

On March 7, 1997 the Treasurer proposed a new payment schedule for a twelve month period. The schedule provides for a weekly draft of $4,500 for a monthly payment of $19,500. Additional drafts of $10,000 on March 11, $13,800 on April 11, $13,800 on May 11 and $10,000 on June, July, August and September 11 will enable payments to be current at the $19,500 per month level. The additional draft for April 11 was successfully completed on April 24th. The additional draft for May 11 in the amount of $13,800 was returned for insufficient funds. The additional drafts for $10,000 for June, July and August have not been completed. There are six drafts of $4,500 each that have not been honored through July 29, 1997.

With respect to the loan with a recorded balance of $236,468, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly pay-ment, continues to believe all principal and interest are recoverable in the event of default.

Liquidity and Capital Resources

    The Trust has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 2 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $1,197,977 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates. Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.


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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 4,324,536     $(275,278)    $  (85,678)
        B                             25,571        194,189
        C                             33,328        631,668
        D                             15,410        256,829
     Total         $ 4,324,536     $ 200,969     $  997,008

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness     Shortfalls     Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $ 4,324,536      $(85,678)    $1,049,234   $ 5,459,448
        B                                           938,379       938,379
        C                                985          2,688         1,703
        D                                           622,615       622,615
     Total         $ 4,324,536      $(84,693)    $2,612,916   $ 7,022,145

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K
      None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


              Date                     CML Church Mortgage Trust
                                         1990 Rated Series A-1




               August 25, 1997                   By:
                                       Roger T. Stephenson
                                       Executive Vice President and
                                       Trust Officer




               August 25, 1997                   By:
                                            M. A. Kandel
                                            Vice President