Form 10-Q
period 1997-09-30
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1997-11-24
CIK 867203

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                 ___________________________________


                              FORM 10-Q
                              (Mark one)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE PERIOD ENDED September 30, 1997

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



At September 30, 1997 there were no shares of Common Stock outstanding.












                    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                      CML CHURCH MORTGAGE TRUST
                        1990 RATED SERIES A-1

               Statement of Trust Activity (Unaudited)

                                                    For the Three Months Ended
                                                             September 30,
                                                        1997             1996

(i)Distribution allocable to prin on the mtg      $    149,314    $    165,846
   loans (includes $0 and $0 of prepayments for the three months ended September 30, 1997 and 1996, respectively).

(ii)Distr allocable to int on the mtg loans       $    163,525    $    160,088

(iii)Deferred int added to the aggr principal     $          0    $          0
     balance of the mortgage loans

(iv)Shortfalls to date                            $   (963,886)   $    255,401

(v)Advances incl in amounts actually distr        $           0   $          0

(vi)(a)Aggr amt of the subordinated distr         $           0   $          0
   which was paid to the sr certificate holders

(vi)(b)Aggr amt of withdrawals from the res fund  $           0   $          0

(vii)Aggr principal bal of mtg loans at end       $   3,999,745   $  5,999,177
    of period

(viii)Aggregate amount in the shortfall account   $           0   $          0

(ix)Admin fees retained or withdrawn from the     $       6,927   $     12,730
    collection account

(x)(a)Aggr principal balance of mtg loans         $   1,994,895   $    236,692
    delinquent

(x)(b)Aggregate number of loans delinquent                    2              1

(xi)Book value of real estate acquired through    $           0   $          0
    foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount      Class B          $           0   $          0
 Class B,C,& D mtg pass-through  Class C                      0              0
 certificates net of unamortized premium/
 discount)                       Class D                      0              0
                                 Total            $           0   $          0

(xii)(b)Subordinated amt, as a percentage of the prin         0              0
 balance reported under (vii) above

(xiii)Amt remaining in the Debt Serv Reserve Fnd $            0   $          0

(xiv)Weighted average mortgage pass-through rate as of    10.28%        10.28%
 the first day of the month immediately preceding the reporting date.

(xv)All vol adv recovered during the related     $           0    $          0
 prepayment period.

See accompanying notes to the financial statement.





                    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                      CML CHURCH MORTGAGE TRUST
                        1990 RATED SERIES A-1

               Statement of Trust Activity (Unaudited)

                                                     For the Nine Months Ended
                                                            September 30,
                                                         1997            1996

(i)Distribution allocable to principal on the mtg   $ 1,856,217    $ 3,393,787
 loans (incl $894,912 and $2,828,294 of prepayments for the nine months ended September 30, 1997 and 1996, respectively).

(ii)Distribution allocable to int on the mtg loans  $   510,124    $   683,861

(iii)Deferred int added to the aggregate principal  $         0    $         0
 balance of the mortgage loans

(iv)Shortfalls to date                              $    33,122    $ 1,189,577

(v)Advances incl in amounts actually distributed    $         0    $         0

(vi)(a)Aggr amt of the subordinated distribution    $         0    $         0
 which was paid to the senior certificate holders

(vi)(b)Aggr amt of withdrawals from the res fund    $         0    $         0

(vii)Aggr principal bal of mortgage loans at end    $ 3,999,745    $ 5,999,177
    of period

(viii)Aggr amount in the shortfall account          $         0    $         0

(ix)Admin fees retained or withdrawn from the       $    24,519    $    40,926
    collection account

(x)(a)Aggr principal balance of mortgage loans      $ 1,994,895    $   236,692
    delinquent

(x)(b)Aggregate number of loans delinquent                    2              1

(xi)Book value of real estate acquired through      $         0    $         0
foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount      Class B            $         0    $         0
(Class B,C,& D mtge pass-through Class C                      0              0
 certificates net of unamortized premium/
 discount)                       Class D                      0              0
                                 Total              $         0    $         0

(xii)(b)Subord amt, as a percentage of the principal          0              0
  balance reported under (vii) above

(xiii)Amt remaining in the Debt Serv Reserve Fund  $          0    $         0

(xiv)Weighted avg mtg pass-through rate as of             10.28%        10.28%
  the first day of the month immediately preceding the reporting date.

(xv)All vol adv recovered during the related       $          0    $         0
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

Item 2 - Management's Disc & Anal of Financial Condition & Results of Oper.

Results of Operations

Third Quarter 1997 vs. Third Quarter 1996

The Trust redeemed $119,980 and $114,241 of mortgage pass-through certificates during the third quarter of 1997 and 1996, respectively. The distributions were made from principal payments received on the mortgage loans.

First Nine Months 1997 vs. First Nine Months 1996

The Trust redeemed $1,938,425 and $2,973,664 of mortgage pass-through certificates during the first nine months of 1997 and 1996, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $493,122 and $683,861 of distributions allocable to interest on the mortgage loans during the first nine months of 1997 and 1996, respectively. The lower interest income for 1997 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Fourteen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of September 30, 1997. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.


Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring two loans with recorded balances of $1,083,775 at September 30, 1997. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $234,700, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

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

Through September 30, 1997 the Trust has experienced total payment shortfalls of $33,122. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at September 30, 1997 is $472,462. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000 at September 30,1997, which is specifically related to the loans which collateralize the mortgage pass-through certificates.

The church buildings and properties securing the loan with a recorded balances of $849,075 at September 30, 1997, which is included in the amount of closely monitored loans previously disclosed is located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31,1994.

With respect to this loan, the church's sanctuary had been damaged by the earthquake. The church has reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The treasurer reports that a possible sale of the property to Magic Johnson Construction Company is being negotiated. This could lead to a pay off of the mortgage within the next nine to twelve months if negotiations are successful. Meanwhile the church has completed the rehab of the sanctuary.
The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the reconstruction of the sanctuary will stabilize the giving.

Although it was reported that the sanctuary rehab was completed, there are additional items that must be finished before a certificate of occupancy is issued. Meetings have been conducted in the sanctuary pending the issuance of the certificate, however the church reports that is owes $100,000 to the sub-contractor and it needs an additional $100,000 to complete all items for the certificate. The church has applied for an additional $200,000 from the SBA and been rejected. They are appealing that decision. Meanwhile work has been halted on completion of the remaining items.

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

Weekly drafts of $4,500 continue to be returned for insufficient funds. The Treasurer reports that although the number of people has increased from 450 to 1,000, the offerings have remained the same. The church is planning on a major giving campaign as well as two concerts to aggressively address their giving shortfall. Advising the people of financial needs is a departure from their usual practice. The Treasurer is confident the people will respond to the plea. The cumulative past due interest as of November 1 is $109,395.

With respect to the loan with a recorded balance of $234,700, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default.

Liquidity and Capital Resources

    The Trust has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 2 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $33,122 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates. Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.


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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 4,204,555     $ 166,233    $  (114,045)
        B                             25,571         51,142
        C                             31,877         65,205
        D                             15,410         30,819
     Total         $ 4,204,555     $ 234,091     $   33,121

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness     Shortfalls     Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $ 4,204,555     $(113,981)    $  858,684   $ 5,177,220
        B                                           938,379       938,379
        C                                171          1,785         1,615
        D                                           622,615       622,615
     Total         $ 4,204,555     $(113,810)    $2,421,463   $ 6,739,829

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


                Date                     CML Church Mortgage Trust
                                           1990 Rated Series A-1




             November 21, 1997                By: Roger T. Stephenson
                                              Roger T. Stephenson
                                              Executive Vice President and
                                              Trust Officer




             November 21, 1997                By: M.A. Kandel
                                              M. A. Kandel
                                              Vice President