Form 10-K
period 1997-12-31
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1998-04-01
CIK 867203

UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C. 20549

    ___________________________________


    FORM 10-K
    (Mark one)


    (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED December 31, 1997

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

At December 31, 1997 there were no shares of Common Stock outstanding.



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

Item 4 -Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year 1997 to a vote of security holders.


PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Trust has no common or preferred stock authorized, issued, or outstanding.

Item 6 -Selected Financial Data
Not Applicable.

Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations
The Trust is not a party to any material pending legal proceedings.

Result of Operations 1997 vs. 1996

The Trust redeemed $2,052,456 and $3,478,320 of mortgage-backed pass-through certificates during 1997 and 1996, respectively. The distributions were made from principal payments received on the mortgage loans. The Trust received $631,260 and $874,512 of distributions allocable to interest on the mortgage loans during 1997 and 1996, respectively. The lower interest income for 1997 is attributed to lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

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

As of May 1, 1994, the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than prevailing rates for similar loans, prepayments of principal on the mortgage loans are likely to occur. Fourteen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of December 31, 1997. The proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments had been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.


Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring two loans with recorded balances of $1,083,775 at December 31, 1997. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance totaling $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $234,700, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church buildings and properties securing the loan with a recorded balance of $849,075 at December 31, 1997, which is included in the amount of closely monitored loans previously disclosed, are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December
31, 1994.

With respect to this loan, the church's sanctuary had been damaged by the earthquake. The church reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The treasurer reports that a possible sale of the property to Magic Johnson Construction Company is being negotiated. This could lead to a pay off of the mortgage within the next nine to twelve months if negotiations are successful. Meanwhile, the church has completed the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the construction of the sanctuary will stabilize the giving.

Although it was reported that the sanctuary rehab was completed, there are additional items that must be finished before a certificate of occupancy is issued. Meetings have been conducted in the sanctuary pending the issuance of the certificate, however the church reports that is owes $100,000 to the sub-contractor and it needs an additional $100,000 to complete all items on the certificate. The church has applied for an additional $200,000 from the SBA which has been rejected. They are appealing that decision. Meanwhile work has been halted on completion of the remaining items.

On March 7, 1997, the treasurer proposed a new payment schedule for a twelve month period. The schedule provides for a weekly draft of $4,500 for a monthly payment of $19,500. Additional drafts of $10,000 on March 11, $13,800 on April 11, $13,800 on May 11 and $10,000 on June, July, August and September 11 will enable payments to be current at the $19,500 per month level. The additional draft for April 11 was successfully completed on April 24th. The additional draft for May 11 in the amount of $13,800 was returned for insufficient funds. The additional drafts for $10,000 for June, July and August have not been completed. There are six drafts of $4,500 each that have not been completed through July 29, 1997.

Weekly drafts of $4,500 continue to be returned for insufficient funds. The treasurer reports that although the number of people has increased from 450 to 1,000, the offerings have remained the same. The church is planning on a major giving campaign as well as two concerts to aggressively address their giving shortfall. Advising the people of financial needs is a departure from their usual practice. The treasurer is confident the people will respond to the plea. The cumulative past due interest as of November 1, 1997 is $109,395.

On February 17, 1998, the treasurer reported that the City Council has approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partners, Group. Negotiation for acquisition should begin in March 1998. It is estimated that a payoff could occur by January 1999. Meanwhile, construction activities have remained halted pending FEMA issues. Weekly drafting continues at the $4,500 level, however, most drafts are not honored.

With respect to the other loan with a recorded balance of $234,700, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default.

As a result of an appraisal received by the Trust in November 1993, management recorded a specific loan loss reserve of $1,000,000 in relation to one loan with a book value of $3,084,079 due to management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due. These payments were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectability of the outstanding principal balance. The specific loan loss reserve of $1,000,000 and foregone interest income of $99,000 were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474). The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated to bond classes as follows:
$416,349 to Class D, $2,796 to Class C, and $90,381 to Class B.

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

In the third quarter 1996, management recorded an additional $505,369 of specific loan losses as a result of a cash buyout transaction accepted by the church according to a letter dated October 29, 1996. This reserve adjustment was recorded as a direct reduction of the senior (Class A) mortgage pass-through certificates.

With respect to this loan with a recorded balance of $1,170,000, CML had been drafting $17,800 per month from the church since January 1, 1995, in accordance with a modification agreement dated December 1994 and effective June 1, 1994. The monthly drafts were successfully completed until January 1996. The church notified CML in January 1996 of its inability to meet the February 1 draft of $17,800. Additionally the church was unable to meet the $10,000 payment toward the interest arrearage of $56,800 resulting from the modification agreement dated December 1994. Since February 1, the church has been able to complete each monthly payment of principal and interest due of $15,550, but only with the company drawing funds down from the church's Loan Payment Account to supplement payment shortfalls. The church completed the July 1, 1996 payment of $15,550 by sending a check for $10,000 on June 27, an additional check for $2,000 on July 11, and CML drawing the balance of $3,550 from the Loan Payment Account. On or about July 16, 1996, the remaining balance of the Loan Payment Account was approximately $650. The church has informed CML that is understands that it must have a plan going forward to meet its debt service obligations. In August, the treasurer on behalf of the church submitted a proposal for a cash buyout of the loan for $1,200,000. After conferring with the Trustee, a counter proposal of $1,300,000 was made on October 7, 1996.
This counter offer was accepted by the church according to a letter dated October 29, 1996. Escrow closed on March 27, 1997 in the amount of $1,300,000.

Through December 31, 1997 the Trust has experienced total payment shortfalls of $475,568. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not yet recorded at December 31, 1997 is $154,679. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust recorded a general loan loss reserve of $200,000 at December 31, 1996, which is specifically related to the loans which collateralize the mortgage pass-through certificates. No additional reserve was recorded in 1997.

Liquidity and Capital Resources

The Trust has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 4 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $475,568 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates. Additionally, no assurances an be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.

Item 8 - Financial Statements and Supplementary Data
The statement of trust activity for the years ending December 31, 1997, 1996, and 1995 is included herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year 1997.




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

                              CML CHURCH MORTGAGE TRUST
                                  1990 RATED SERIES A-1

                        Statement of Trust Activity (Unaudited)

                   For the years ending December 31, 1997, 1996 and 1995



                                                           1997            1996
       1995

(i) Distribution allocable to principal
    on the mortgage     loans (includes
    $894,912, $2,456,709 and $539,536
    of prepayments for 1997, 1996 and
    1995 respectively).                    $ 2,005,419     $ 4,042,371    $
1,352,347

(ii)     Distribution allocable to interest on
     the mortgage loans                        502,106          874,512
1,42
9,730

(iii)    Deferred interest added to the
      aggregate principal    balance of
      the mortgage loans                             0           0           0

(iv)     Shortfalls to date                                             475,568
     1,416,048             903,061

(v)  Advances included in amounts
     actually distributed                                       0
    0                 0

(vi)(a)  Aggregate amount of the subordinated
        distribution    which was paid to the
        senior certificate holders                         0            0
   0

(vi)(b)  Aggregate amount of withdrawals from
        the reserve fund                                     0
0                0

(vii)    Aggregate principal balance of
      mortgage loans at end
      of period                              3,850,543               5,855,962
9,898,333

(viii)   Aggregate amount in the shortfall account                0
0             0

(ix)     Administrative fees retained or withdrawn
     from the collection account                      31,051
12,730     68,381

(x)(a)   Aggregate principal balance of
       mortgage loans   delinquent                    234,700
236,692          0

(x)(b)   Aggregate number of loans delinquent                         1

     1                0

(xi)     Book value of real estate acquired
     through foreclosure or grant of deed
     in lieu of foreclosure                           0                   0
         0

(xii)(a) Subordinated Amount                Class B              0
    0              0
    (Class B, C, and D mortgage          Class C        0            0
0
  pass-through certificates net of    Class D        0            0          0
     unamortized premium/discount)
                                                 Total      $   0         $
0        $     0
(xii)(b) Subordinated amount, as a
         percentage of the principal                       0%             0%

    0%
    balance reported under (vii) above

(xiii)   Amount remaining in the Debt Service
       Reserve Fund                                        0
0               0

(xiv)    Weighted average mortgage pass-through
      rate as of   the first day of the month
      immediately preceding the reporting date.       10.28%            10.28%
    10.28%

(xv)     All voluntary advances recovered during
     the related prepayment period.                        0
0
     0


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

(C) Mortgage-backed Securities
As of December 31, 1997, the Trust has issued one series including four classes of mortgage-backed senior and subordinated mortgage pass-through certificates. On August 29, 1989, the Trust sold the following classes of mortgage pass-through certificates:

                                       Unamortized
                  Par                (Discount)        Statement
                                    Values               Premium
Values

    Class A                $29,715,347            $(118,861)        $29,596,486
    Class B                    938,379             (  3,978)            934,401
    Class C                      2,972              927,297              930,269
    Class D                    622,615                    0            622,615
        TOTAL            $31,279,313              $ 804,458         $32,083,771

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

(D) Description of Assets Collateralizing Mortgage-backed Bonds
The mortgage pass-through certificates are secured by a pool of assets (the "Pool") consisting of: mortgage loans, which consists of fixed interest rate real estate loans evidenced by promissory notes secured by mortgages or deeds of trust or similar security interest which create a first lien on church buildings and related properties, or in the case of one mortgage loan, a first lien on retreat facilities,

(a)      All amounts deposited in the Certificate Account,
(b) Any payments actually received by the Trustee with respect to the Mortgage
     Loans,
(c) The reserve fund.

Accrual of interest income on mortgage loans is discontinued when management has determined that the borrower will be unable to meet contractual obligations and/or when loans are ninety days or more in arrears, except in certain instances where management believes that collateral held by the Trust is clearly sufficient and full satisfaction of both principal and interest is highly probable. When a loan is placed on non-accrual, all interest previously accrued but not collected is reversed against current period income. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a material concern as to the collectability of principal.

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

Because the certificates described earlier are "pass-through" securities, the Trust has no taxable income. The only items of expense for the Trust are the amount retained by CML as servicing compensation and the amount withheld by the Trust for the trustee fee. The financial statement included herein provides complete information on the amount of such income, expense and assets of the Pool.

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

(4)  Potential Problem Loans and Delinquent Loans
As a result of an appraisal received by the Trust in November 1993, management recorded a specific loan loss reserve of $1,000,000 in relation to one of the two loans discussed previously with a book value at December 31, 1993 of $3,084,079 due to management's concerns about the borrower's ongoing ability to service the debt coupled with management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due. These payments were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474).

The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated to bond classes as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B. In the first nine months of 1994 the Trust received another $20,000 of interest payments which were recorded as further reductions of the carrying value of the mortgage loans due to uncertainties regarding the collectability of the outstanding principal balance. This foregone interest income was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

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

In the third quarter of 1996, management recorded an additional $505,369 of specific loan loss reserve as a result of a cash buyout transaction accepted by the church according to a letter dated October 29, 1996. Escrow closed on October 7, 1996. This reserve adjustment was recorded as a direct reduction of the senior (Class A) mortgage pass-through certificates.

In August 1996, the treasurer, on behalf of the church submitted a proposal for a cash buyout of the loan for $1,200,000. After conferring with the Trustee, a counter proposal of $1,300,000 was made on October 7, 1996. This counter offer was accepted by the church according to a letter dated October 29, 1996. Escrow closed on March 27, 1997 in the amount of $1,300,000.

Through December 31, 1997 the Trust has experienced total payment shortfalls of $475,568. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust recorded a general loan loss reserve of $200,000 at December 31, 1996, which is specifically related to the loans which collateralize the mortgage pass-through certificates. No additional reserves were recorded in 1997.

(5)  Other Loan Matters
CML's management is monitoring two loans with recorded balances totaling $1,083,775 at December 31, 1997, which are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. One of the loans with a recorded balance totaling $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $234,700, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church buildings and properties securing the loan with recorded balance of $849,075 at December 31, 1997, is located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to this loan, the church's sanctuary had been damaged by the earthquake. The church has reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The treasurer also reported that a possible sale to the Magic Johnson Construction Company is being negotiated. This could lead to a pay off of the mortgage within the next nine to twelve months if negotiations are successful. Meanwhile, the church has completed the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the construction of the sanctuary will stabilize the giving.

Although it was reported that the sanctuary rehab was completed, there are additional items that must be finished before a certificate of occupancy is issued. Meetings have been conducted in the sanctuary pending the issuance of the certificate, however the church reports that it owes $100,000 to the sub-contractor and it needs an additional $100,000 to complete all items on the certificate. The church has applied for an additional $200,000 from the SBA which has been rejected. They are appealing the decision. Meanwhile work has been halted on completion of the remaining items.

On March 7, 1997, the treasurer proposed a new payment schedule for a twelve month period. The schedule provides for a weekly draft of $4,500 for a monthly payment of $19,500. Additional drafts of $10,000 on March 11, $13,800 on April 11, $13,800 on May 11 and $10,000 on June, July, August and September 11 will enable payments to be current at the $19,500 per month level.
The additional draft for April 11 was successfully completed on April 24th.
The additional draft for May 11 in the amount of $13,800 was returned for insufficient funds. The additional drafts for $10,000 for June, July and August have not been completed. There are six drafts of $4,500 each that have been completed through July 29, 1997.

Weekly drafts of $4,500 continue to be returned for insufficient funds. The church is planning on a major giving campaign as well as two concerts to aggressively address their giving shortfall. Advising the people of financial needs is a departure from their usual practice. The treasurer is confident the people will respond to the plea. The cumulative past due interest as of November 1, 1997 is $109,395.

On February 17, 1998, the treasurer reported that the City Council had approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partners Group. Negotiation for acquisition should begin in March 1998. It is estimated that a payoff could occur by January 1999. Meanwhile, construction activities have remained halted pending FEMA issues. Weekly drafting continues at the $4,500 level, however, most drafts are not honored.

With respect to the other loan with a recorded balance of $234,700, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment , continues to believe all principal and interest are recoverable in the event of default.



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

   --    Underwriting Agreement dated May 1, 1990 among the Company, M&I First
      National Bank, as Trustee, and Christian Mutual Life Insurance Company, incorporated herein by reference to Exhibit 4.1 to form 10-K for the year ended December 31, 1990.

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

   --    Form of Face of Class B Certificate, incorporated herein by reference to
      Exhibit 4.5 to Form 10-K for the year ended December 31, 1990.

   --    Form of Face of Class C Certificate, incorporated herein by reference to
      Exhibit 4.6 to Form 10-K for the year ended December 31, 1990.

   --    Form of Class D Certificate, incorporated herein by reference to
Exhibit
      4.7 to Form 10-K for the year ended December 31, 1990.

   --    Form of Residual Interest Certificate, incorporated herein by reference
      to Exhibit 4.8 to Form 10-K for the year ended December 31, 1990.

Exhibit 10 . Material Contracts

--  Purchase Agreement dated May 1, 1990 between Christian Mutual Life Insurance
   Company and the Company, incorporated herein by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 1990.



    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   Date                                              CML Church
Mortgage Trust

1990 Rated Series A-1


                March 31, 1998                                  By:

                                                           Roger T. Stephenson

Executive Vice President and
                                                 Trust Officer



                March 31, 1998                                  By:

                                                                          M. A.
Kandel
                                                                           Vice
President