Form 10-Q
period 1998-03-31
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1998-06-01
CIK 867203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ___________________________________


                                    FORM 10-Q
                                   (Mark one)

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED March 31, 1998

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

               Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __x___     No ____



               Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          At March 31, 1998 there were no shares of Common Stock outstanding.












                         PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statement
                            CML CHURCH MORTGAGE TRUST
                              1990 RATED SERIES A-1

                     Statement of Trust Activity (Unaudited)

                                                    For the Three Months Ended
                                                               March 31,
                                                        1998             1997

(i)   Distribution alloc to principal on the mtg      $1,756,288     $  358,215
      loans (incl $168,067 and $0 of prepayments for the three months ended March 31, 1998 and 1997 respectively).

(ii)  Distribution alloc to interest on the           $   68,286     $  202,126
      mortgage loans

(iii) Deferred interest added to the aggregate        $        0     $        0
      principal balance of the mortgage loans

(iv)  Shortfalls to date                              $  242,801     $1,197,977

(v)  Advances incl in amounts actually distrib        $        0     $        0

(vi)(a) Aggregate amount of the subordinated          $        0     $        0
        distrib which was paid to the senior
        certificate holders

(vi)(b) Aggr amount of withdrawals from               $        0     $        0
        the reserve fund

(vii) Aggregate principal balance of mortgage         $2,094,255     $4,190,660
      loans at end of period

(viii)Aggregate amount in the shortfall account      $        0     $         0

(ix)  Administrative fees retained or withdrawn      $    4,827     $    11,482
      from the collection account

(x)(a)Aggregate principal balance of                 $        0     $   236,468
      mortgage loans delinquent

(x)(b)Aggregate number of loans delinquent                    0               1

(xi)  Book value of real estate acquired through     $        0     $         0
      foreclosure or grant of deed in lieu of foreclosure

(xii)(a) Subordinated Amount      Class B            $        0     $         0
         (Class B, C, and D       Class C                     0               0
          mortgage pass-through
          certificates net of
          unamortized premium/
          discount)               Class D                     0               0
                                  Total              $        0     $         0

(xii)(b) Subordinated amount, as a percentage                 0               0
         of the principal balance reported
         under (vii) above

(xiii) Amount remaining in the Debt Service          $        0     $         0
       Reserve Fund

(xiv) Weighted average mortgage pass-through rate             10.28%     10.28%
      as of the first day of the month
      immediately preceding the reporting date

(xv) All voluntary advances recovered during         $        0     $         0
     the related prepayment period.


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

On January 1, 1995 the Trust adopted Financial Accounting Standards Board
    Statement No.114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect certain amounts due according to the terms of the loan agreement at the present value of expected future cash flows, discounted at the loan's effective interest rate, or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Management believes that loan carrying values and loan loss reserves provided in this 10-Q Filing comply with the requirements of this Statement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

First Quarter 1998 vs. First Quarter 1997

The Trust redeemed $814,532 and $0 of mortgage pass-through certificates during the first quarter of 1998 and 1997, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $133,308 and $202,126 of distributions allocable to interest on the mortgage loans during the first quarter of 1998 and 1997, respectively. The lower interest income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Sixteen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of March 31, 1998. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring two loans with recorded balances of $1,083,775 at March 31, 1998. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $234,700, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church building and property securing the loan with a recorded balance of $849,075 at March 31, 1998, which is included in the amount of closely monitored loans as previously discussed, are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to this loan, the church's sanctuary had been damaged by the earthquake. The church reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The treasurer reports that a possible sale of the property to Magic Johnson Construction Company is being negotiated. This could lead to a pay off of the mortgage by year-end if negotiations are successful. Meanwhile, the church has completed the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the construction of the sanctuary will stabilize giving.

Although it was reported that the sanctuary rehab was completed, there are additional items that must be finished before a certificate of occupancy is issued. Meetings have been conducted in the sanctuary pending the issuance of the certificate, however, the church reports that it owes $100,000 to the sub-contractor and it needs an additional $100,000 to complete all items on the certificate. The church has applied for an additional $200,000 from the SBA which has been rejected. They are appealing that decision. Meanwhile work has been halted on completion of the remaining items.

On March 7, 1997, the treasurer proposed a new payment schedule for a twelve month period. The schedule provides for a weekly draft of $4,500 for a monthly payment of $19,500. Additional drafts of $10,000 on March 11, $13,800 on April 11, $13,800 on May 11 and $10,000 on June, July, August and September 11 will enable payments to be current at the $19,500 per month level. The additional draft for April 11 was successfully completed on April 24. The additional draft for May 11 in the amount of $13,800 was returned for insufficient funds. The additional drafts for $10,000 for June, July and August have not been completed. There are six drafts of $4,500 each that have not been honored through July 29, 1997.

Weekly drafts of $4,500 continue to be returned for insufficient funds. The treasurer reports that although the number of people has increased from 450 to 1,000, the offerings have remained the same. The church is planning on a major giving campaign as well as two concerts to aggressively address their giving shortfall. Advising the people of financial needs is a departure from their usual practice. The treasurer is confident the people will respond to the plea. The cumulative past due interest as of May 1, 1998 is $200,398.

On February 17, 1998, the treasurer reported that the City Council has approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partner, Group. Negotiation for acquisition began in March 1998. It is estimated that a payoff could occur by January 1999. Meanwhile, construction activities remain halted pending FEMA issues. Weekly drafting continues at the $4,500 level, however, most drafts are not honored.

With respect to the loan with a recorded balance of $234,700, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default. A site visit in April 1998 by the servicer found the property in good repair and recently painted.


As a result of an appraisal received by the Trust in November 1993, management had recorded a specific loan loss reserve of $1,000,000 in relation to one loan with a book value of $3,084,079 due to management's concerns about the borrower's ongoing ability to service the debt coupled with management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due. These payments were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectability of the outstanding principal balance. The specific loan loss reserve of $1,000,000 and foregone interest income of $99,000 were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474). The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated to bond classes as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B.

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

In August 1996, the treasurer on behalf of the church submitted a proposal for a cash buyout of the loan for $1,200,000. After conferring with the Trustee, a counter proposal of $1,300,000 was made on October 7, 1996. This counter offer has been accepted by the church according to a letter dated October 29, 1996. Escrow closed on March 27, 1997 in the amount of $1,300,000.

Through March 31, 1998 the Trust has experienced total payment shortfalls of $242,801. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at March 31, 1998 is $194,764. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

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

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 2 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $242,801 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates. Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.


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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 3,260,138     $ (68,510)   $   101,615
        B                             25,571         51,142
        C                             28,853         59,225
        D                             15,410         30,819
     Total         $ 3,260,138     $   1,323     $  242,801

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness    Shortfalls      Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $ 3,260,138     $  99,286    $1,443,109   $ 4,603,960
        B                                          938,379       938,379
        C                                178         1,614         1,436
        D                                          622,615       622,615
     Total         $ 3,260,138     $  99,464    $3,005,717   $ 6,166,390

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


   Date                                CML Church Mortgage Trust
                                         1990 Rated Series A-1




March 21, 1998                    By:
                                       Roger T. Stephenson
                                       Executive Vice President and
                                       Trust Officer




March 21, 1998                    By:
                                       M. A. Kandel
                                       Vice President