Form 10-Q
period 1998-06-30
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1998-08-24
CIK 867203

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                           ___________________________________


                                       FORM 10-Q
                                       (Mark one)

                  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE PERIOD ENDED June 30, 1998

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



At June 30, 1998 there were no shares of Common Stock outstanding.












                           PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement

                            CML CHURCH MORTGAGE TRUST
                              1990 RATED SERIES A-1

                      Statement of Trust Activity (Unaudited)

                                                    For the Three Months Ended
                                                                June 30,
                                                            1998         1997

(i) Distribution allocable to principal on the mtg     $1,218,610  $1,348,688
    loans (incl $800,496 and $894,912 of prepayments for the three months ended June 30, 1998 and 1997, respectively).

(ii) Distribution allocable to int on the mtg loans    $   38,063  $  144,473

(iii) Deferred interest added to the aggr principal    $        0  $        0
      balance of the mortgage loans

(iv) Shortfalls to date                                $   12,286  $ (200,969)

(v) Advances incl in amounts actually distributed      $        0  $        0

(vi)(a) Aggr amount of the subordinated distribution   $        0  $        0
    which was paid to the senior certificate holders

(vi)(b) Aggr amt of withdrawals from the reserve fund  $        0  $        0

(vii) Aggr principal balance of mtg loans at end       $  875,645  $4,149,059
      of period

(viii) Aggregate amount in the shortfall account       $        0  $        0

(ix) Administrative fees retained or withdrawn         $    4,354  $    6,110
     from the collection account

(x)(a) Aggregate principal balance of                  $        0  $  236,468
       mortgage loans delinquent

(x)(b) Aggregate number of loans delinquent                     0           1

(xi) Book value of real estate acquired through        $        0  $        0
     foreclosure or grant of deed in lieu of foreclosure

(xii)(a) Subordinated Amount               Class B     $        0  $        0
    (Class B, C, and D mtg pass-through    Class C              0           0
    certificates net of unamortized        Class D              0           0
    premium/discount)                      Total       $        0  $        0

(xii)(b) Subordinated amount, as a percentage of the            0           0
         principal balance reported under (vii) above

(xiii) Amt remaining in the Debt Service Reserve Fund  $        0   $       0

(xiv) Weighted average mortgage pass-through rate as of     10.28%      10.28%
      the first day of the month immediately preceding the reporting date.

(xv) All voluntary adv recovered during the related    $        0   $       0
     prepayment period.

See accompanying notes to the financial statement.





                             CML CHURCH MORTGAGE TRUST
                               1990 RATED SERIES A-1

                      Statement of Trust Activity (Unaudited)

                                                       For the Six Months Ended
                                                                 June 30,
                                                              1998       1997

(i) Distribution allocable to principal on the mtg     $2,974,898  $1,706,903
    loans (includes $968,563 and $894,912 of prepayments for the six months ended June 30, 1998 and 1997, respectively).

(ii) Distribution allocable to int on the mtg loans    $  106,349  $  346,599

(iii) Deferred interest added to the aggregate         $        0  $        0
      principal balance of the mortgage loans

(iv) Shortfalls to date                                $  255,087  $  997,008

(v) Advances incl in amounts actually distributed      $        0  $        0

(vi)(a) Aggr amount of the subordinated distribution   $        0  $        0
        which was paid to the senior certificate holders

(vi)(b) Aggr amt of withdrawals from the reserve fund  $        0  $        0

(vii) Aggregate principal balance of mortgage          $  875,645  $4,149,059
      loans at end of period

(viii) Aggregate amount in the shortfall account       $        0  $        0

(ix) Administrative fees retained or withdrawn         $    9,181  $   17,592
     from the collection account

(x)(a) Aggregate principal balance of                  $        0  $  236,468
       mortgage loans delinquent

(x)(b) Aggregate number of loans delinquent                     0           1

(xi) Book value of real estate acquired through        $        0  $        0
     foreclosure or grant of deed in lieu of foreclosure

(xii)(a) Subordinated Amount                  Class B  $        0  $        0
    (Class B, C, and D mortgage pass-through  Class C           0           0
    certificates net of unamortized premium/  Class D           0           0
    discount)                                 Total    $        0  $        0


(xii)(b) Subordinated amount, as a percentage of                0           0
         the principal balance reported under (vii) above

(xiii) Amt remaining in the Debt Service Reserve Fund  $        0  $        0

(xiv) Weighted average mortgage pass-through rate as of     10.28%      10.28%
      the first day of the month immediately preceding the reporting date.

(xv) All voluntary advances recovered during           $        0   $       0
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

   On January 1, 1995 the Trust adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect certain amounts due according to the terms of the loan agreement at the present value of expected future cash flows, discounted at the loan's effective interest rate, or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Management believes that loan carrying value and loan loss reserves provided in this 10-Q Filing comply with the requirements of this Statement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Second Quarter 1998 vs. Second Quarter 1997

   The Trust redeemed $1,031,361 and $1,463,018 of mortgage pass-through certificates during the second quarter of 1998 and 1997, respectively. The distributions were made from principal payments received on the mortgage loans.

First Six Months 1998 vs. First Six Months 1997

   The Trust redeemed $1,845,894 and $1,818,445 of mortgage pass-through certificates during the first six months of 1998 and 1997, respectively. The distributions were made from principal payments received on the mortgage loans.

   The Trust received $234,305 and $352,027 of distributions allocable to interest on the mortgage loans during the second quarter of 1998 and 1997, respectively. The lower interest income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

   As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Seventeen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of June 30, 1998. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments have been received to date, no assururance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

   Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring two loans with recorded balances totaling $1,083,775 at June 30, 1998. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $234,700, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

   The church building and property securing the loan with a recorded balance of $849,075 at June 30, 1998, which is included in the amount of closely monitored loans as previously discussed, are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

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

   Weekly drafts of $4,500 continue to be returned for insufficient funds. The treasurer reports that although the number of people has increased from 450 to 1,000, the offerings have remained the same. The church is planning on a major giving campaign as well as two concerts to aggressively address their giving shortfall. Advising the people of financial needs is a departure from their usual practice. The treasurer is confident the people will respond to the plea. The cumulative past due interest as of August 1, 1998 is $247,413.

   On February 17, 1998, the treasurer reported that the City Council has approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partner, Group. Negotiation for acquisition began in March 1998. It is estimated that a payoff could occur by January 1999. Meanwhile, construction activities remain halted pending FEMA issues. On August 17, 1998, the treasurer reported that negotiations for acquisition are proceeding as planned.

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

   As a result of an appraisal received by the Trust in November 1993, management had recorded a specific loan loss reserve of $1,000,000 in relation to one loan with a book value of $3,084,079 due to management's concerns about the borrower's ongoing ability to service the debt coupled with management's concerns about collateral value as a result of the November 1993 appraisal. The Trust received $99,000 of interest payments after the original mortgage loan became over 90 days past due. These payments were recorded as further reductions of the carrying value of the mortgage loan due to uncertainties regarding the collectability of the outstanding principal balance. The specific loan loss reserve of $1,000,000 and foregone interest income of $99,000 were recorded as direct reductions of the subordinated mortgage pass-through certificates ($509,526) and amortization of the remaining premium on the Class C subordinated mortgage pass-through certificates ($589,474). The $509,526 of reductions of the subordinated mortgage pass-through certificates were allocated as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B.

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

   Through June 30, 1998 the Trust has experienced total payment shortfalls of $255,087. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at June 30, 1998 is $242,997. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

   In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000 which is specifically related to the loans which collateralize the mortgage pass-through certificates.

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

Year 2000 Compliance

   By the end of 1999, the Company expects that its various administrative systems will have the capability to process transactions dated beyond 1999. The costs to complete the Company's efforts to modify or replace such systems are not expected to be material.


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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 2,228,777     $ 185,464    $   116,955
        B                             25,571         51,142
        C                             27,319         56,171
        D                             15,410         30,819
     Total         $ 2,228,777     $ 253,764     $  255,087

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness    Shortfalls      Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $ 2,228,777     $  97,646    $2,168,358   $ 4,299,488
        B                                          938,379       938,379
        C                                182         1,523         1,341
        D                                          622,615       622,615
     Total         $ 2,228,777     $  97,828    $3,730,875   $ 5,861,823

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information

    None.

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


          Date                     CML Church Mortgage Trust
                                     1990 Rated Series A-1


 August 12, 1998                   By: /s/ Roger T. Stephenson
                                       Roger T. Stephenson
                                       Vice President




 August 12, 1998                   By: /s/ M. A. Kandel
                                       M. A. Kandel
                                       Vice President