Form 10-Q
period 1998-09-30
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1998-12-03
CIK 867203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

    FORM 10-Q
   (Mark one)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED September 30, 1998

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



At September 30, 1998 there were no shares of Common Stock outstanding.


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
CML CHURCH MORTGAGE TRUST
1990 RATED SERIES A-1

Statement of Trust Activity (Unaudited)

                                                    For the Three Months Ended
                                                            September 30,
                                                         1998           1997


(i)Distribution allocable to principal on the mortgage $         0 $     149,314
     loans (includes $911,189 and $0 of prepayments for the three months ended September 30, 1998 and 1997, respectively).

(ii)Distribution allocable to int on the mortgage lns  $   173,274 $     163,525

(iii)Deferred int added to the aggregate principal     $         0 $           0
     balance of the mortgage loans

(iv) Shortfalls to date                                $   390,794 $   (963,886)

(v)Advances included in amounts actually distributed   $         0 $          0

(vi)(a)Aggregate amt of the subordinated distribution  $         0 $          0
     which was paid to the senior certificate holders

(vi)(b)Aggregate amt of withdrawals from reserve fund  $         0 $          0

(vii)Aggregate principal balance mortgage lns at end   $   875,645 $   3,999,745
     of period

(viii)Aggregate amount in the shortfall account        $         0 $           0

(ix)Admin fees retained or withdrawn from the          $     2,406 $       6,927
     collection account

(x)(a)Aggregate principal balance of mortgage loans    $         0 $  1,994,895
     delinquent

(x)(b)Aggregate number of loans delinquent                       0            2

(xi) Book value of real estate acquired through        $         0 $          0
     foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount                   Class B  $         0 $           0
     (Class B, C, and D mortgage pass-through Class C            0             0
     certificates net of unamortized premium/ Class D            0             0
     discount)                                Total    $         0 $           0

(xii)(b)Subordinated amt, as a percent of principal              0             0
     balance reported under (vii) above

(xiii)Amt remaining in the Debt Service Reserve Fund   $         0 $           0

(xiv)Weighted average mortgage pass-through rate as of      10.28%       10.28%
     the first day of the month immediately preceding the reporting date.

(xv) All voluntary advances recovered during related   $         0 $           0
     prepayment period.


See accompanying notes to the financial statement.



CML CHURCH MORTGAGE TRUST
1990 RATED SERIES A-1

Statement of Trust Activity (Unaudited)


                                                     For the Nine Months Ended
                                                            September 30,
                                                           1998           1997

(i)Distribution allocable to principal on the mortgage $ 2,974,898 $1,856,217 loans (includes $1,879,752 and $894,912 of prepayments for the six months ended September 30, 1998 and 1997, respectively).

(ii)Distribution allocable to int on the mortgage lns   $   279,623  $   510,124

(iii)Deferred int added to the aggregate principal      $         0  $         0
     balance of the mortgage loans

(iv) Shortfalls to date                                 $   645,881  $    33,122

(v)Advances included in amounts actually distributed    $         0  $         0

(vi)(a)Aggregate amt of the subordinated distribution   $         0  $         0
     which was paid to the senior certificate holders

(vi)(b)Aggregate amt of withdrawals from reserve fund   $         0  $         0

(vii)Aggregate principal balance of mortgage ln at end  $   875,645  $ 3,999,745
     of period

(viii)Aggregate amount in the shortfall account         $         0  $         0

(ix)Administrative fees retained or withdrawn from the  $    11,587  $    24,519
     collection account

(x)(a)Aggregate principal balance of mortgage loans     $         0  $ 1,994,895
     delinquent

(x)(b)Aggregate number of loans delinquent                        0            2

(xi)Book value of real estate acquired through          $         0  $         0
     foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount                    Class B  $         0  $         0
     (Class B, C, and D mortgage pass-through  Class C            0            0
     certificates net of unamortized premium/  Class D            0            0
     discount)                                 Total    $         0  $         0


(xii)(b)Subordinated amt, as a percentage of the principal        0           0
     balance reported under (vii) above

(xiii)Amount remaining in the Debt Service Reserve Fund $         0  $         0

(xiv)Weighted average mortgage pass-through rate as of       10.28%       10.28%
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Third Quarter 1998 vs. Third Quarter 1997

The Trust redeemed $1,135,909 and $119,980 of mortgage pass-through certificates during the third quarter of 1998 and 1997, respectively. The distributions were made from principal payments received on the mortgage loans.

First Nine Months 1998 vs. First Nine Months 1997

The Trust redeemed $2,981,803 and $1,938,425 of mortgage pass-through certificates during the first nine months of 1998 and 1997, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $275,494 and $493,122 of distributions allocable to interest on the mortgage loans during the third quarter of 1998 and 1997, respectively. The lower interest income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Seventeen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of September 30, 1998. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring two loans with recorded balances totaling $1,083,775 at September 30, 1998. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $234,700, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church building and property securing the loan with a recorded balance of $849,075 at September 30, 1998, which is included in the amount of closely monitored loans as previously discussed, are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

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

Weekly drafts of $4,500 continue to be returned for insufficient funds.
     The treasurer reports that although the number of people has increased from 450 to 1,000, the offerings have remained the same. The church is planning on a major giving campaign as well as two concerts to aggressively address their giving shortfall. Advising the people of financial needs is a departure from their usual practice. The treasurer is confident the people will respond to the plea. The cumulative past due interest as of November 1, 1998 is $286,178.

On February 17, 1998, the treasurer reported that the City Council has approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partner, Group. Negotiation for acquisition began in March 1998. It is estimated that a payoff could occur by January 1999. Meanwhile, construction activities remain halted pending FEMA issues. On August 17, 1998, the treasurer reported that negotiations for acquisition are proceeding as planned. On October 29, 1998 the treasurer reported that an initial offer was refused by the Church and an apology for the offer was made. The Church was assured that any future offers will be equitable.

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

Through September 30, 1998 the Trust has experienced total payment shortfalls of $645,117. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at September 30, 1998 is $295,364.

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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 1,092,867     $ 325,437     $  510,901
        B                             25,571         51,142
        C                             25,700         53,018
        D                             15,410         30,819
     Total         $ 1,092,867     $ 392,118     $  645,880

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness    Shortfalls      Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $ 1,092,867     $ 413,573    $3,305,695   $ 3,984,989
        B                                          938,379       938,379
        C                                190         1,433         1,243
        D                                          622,615       622,615
     Total         $ 1,092,867     $ 413,764    $4,868,122   $ 5,547,226

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


               Date                     CML Church Mortgage
Trust
                                          1990 Rated Series
A-1




November 19, 1998           By: /s/ Roger T. Stephenson
                              Roger T. Stephenson
                              Vice President




November 19, 1998           By: /s/ M. F. Hron
                              M. F. Hron
                              Vice President