Form 10-K
period 1998-12-31
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1999-04-16
CIK 867203

UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549

    ___________________________________


    FORM 10-K
    (Mark one)


    (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED December 31, 1998

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


At December 31, 1998 there were no shares of Common Stock outstanding.



    PART I
Item 1 - Business
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1 (the "Trust") was started on May 29, 1990 (the issue date). The Trust was started to form a segregated pool (the "Pool") of assets and to sell the interests in the pool.

The Pool consists of mortgage loans, the certificate account (used to deposit receipts of mortgage loan principal and interest), the reserve fund (used to deposit reinvestment earnings) and reinvestment earnings on all amounts on deposit in the certificate account, the reserve fund, and any other account.

The Pool serves as collateral for commercial mortgage pass-through certificates, 1990 Rated Series A-1. The certificates in the aggregate represent the entire undivided beneficial ownership interest in the Pool.

Item 2 -Properties
The Trust owns no property and leases no office space.

Item 3 -Legal Proceedings
The Trust is not a party to any material pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year 1998 to a vote of security holders.


    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Trust has no common or preferred stock authorized, issued, or outstanding.

Item 6 - Selected Financial Data
Not Applicable.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The Trust is not a party to any material pending legal proceedings.

Result of Operations 1998 vs. 1997
The Trust redeemed $2,981,803 and $2,052,456 of mortgage-backed pass-through certificates during 1998 and 1997, respectively. The distributions were made from principal payments received on the mortgage loans. The Trust received $283,016 and $631,260 of distributions allocable to interest on the mortgage loans during 1998 and 1997, respectively. The lower interest income for 1998 is attributed to lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These pre-payments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

Result of Operations 1997 vs. 1996
The Trust redeemed $2,052,456 and $3,478,320 of mortgage-backed pass-through certificates during 1997 and 1996, respectively. The distributions were made from principal payments received on the mortgage loans. The Trust received $631,260 and $874,512 of distributions allocable to interest on the mortgage loans during 1997 and 1996, respectively. The lower interest income for 1997 is attributed to lower principal balances of mortgages outstanding due to mort-gage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bond-holders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994, the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than prevailing rates for similar loans, prepayments of principal on the mortgage loans are likely to occur. Fourteen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of December 31, 1998. The proceeds from prepayments were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments had been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Central United Life Insurance Company (CUL), as servicer of the loans, is closely monitoring two loans with recorded balances of $1,083,775 at December 31, 1998. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance totaling $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $234,700, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church buildings and properties securing the loan with a recorded balance of $849,075 at December 31, 1998, which is included in the amount of closely monitored loans previously disclosed, are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to this loan, the church's sanctuary had been damaged by the earth-quake. The church reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The treasurer reports that a possible sale of the property to Magic Johnson Construction Company is being negotiated. This could lead to a payoff of the mortgage within the next nine to twelve months if negotiations are successful. Meanwhile, the church has completed the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the construction of the sanctuary will stabilize the giving.

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

On March 7, 1997, the treasurer proposed a new payment schedule for a twelve month period. The schedule provides for a weekly draft of $4,500 for a monthly payment of $19,500. Additional drafts of $10,000 on March 11, $13,800 on April 11, $13,800 on May 11 and $10,000 on June, July, August and September 11 will enable payments to be current at the $19,500 per month level. The additional draft for April 11 was successfully completed on April 24. The additional draft for May 11 in the amount of $13,800 was returned for insuffi-cient funds. The additional drafts for $10,000 for June, July and August have not been completed.

Weekly drafts of $4,500 continue to be returned for insufficient funds. The treasurer reports that although the number of people has increased from 450 to 1,000, the offerings have remained the same. The church is planning on a major giving campaign as well as two concerts to aggressively address their giving shortfall. Advising the people of financial needs is a departure from their usual practice. The treasurer is confident the people will respond to the plea. The cumulative past due interest as of November 1, 1998 is $339,746.

On February 17, 1998, the treasurer reported that the City Council has approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partner, Group. Negotiation for acquisition began in March 1998. It is estimated that a payoff could occur by January 1999. Mean-while, construction activities have remained halted pending FEMA issues. On August 17, 1998, the treasurer reported that negotiations for acquisition are proceeding as planned. On October 29, 1998, the treasurer reported that an initial offer was refused by the Church and an apology for the offer was made. The Church was assured that any future offers will be equitable.

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

Through December 31, 1998 the Trust has experienced total payment shortfalls of $868,856. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not yet recorded at December 31, 1998 is $345,140.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust recorded a general loan loss reserve of $200,000 which is specifically related to the loans which collateralize the mortgage pass-through certificates.

Liquidity and Capital Resources
The Trust has no fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 4 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $868,856 of scheduled principal and interest payments to date in the senior and subordinated mortgage pass-through certificates. Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CML, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.

Year 2000 Compliance
The Company utilizes an external trustee to process the majority of its mission critical transactions and has gathered information about their year 2000 compliance status. The Company continues to monitor their compliance.

Item 7a - Disclosure About Market Risk
The fair values of certain assets and liabilities are sensitive to changes in market interest rates and prepayments. The impact of changes in interest rates and prepayments would not effect the Company since any financial impact is passed onto the bondholders.

Item 8 - Financial Statements and Supplementary Data
The statement of trust activity for the years ending December 31, 1998, 1997, and 1996 is included herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal year 1998.


    Part III

Item 10 - Directors and Executive Officers of the Company
The Trust has no directors or executive officers.

Item 11 - Executive Compensation
The Trust has no directors, executive officers, or employees.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
The Trust has no common or preferred stock authorized, issued, or outstanding.

Item 13 - Certain Relationships and Related Transactions
The mortgage loans held by the Trustee were originated by Christian Mutual Life
(CML) and acquired by the Trust from the Company, a Wisconsin corporation, for $31,279,313 (the outstanding principal balance at date of acquisition). The servicing of the mortgage loans was assigned to CML's parent, Central United Life (CUL) in December 1998. CUL services the mortgage loans for the trust for a monthly fee equal to .0417% of the outstanding mortgage loan principal balance. The Trustee earns a monthly fee equal to .0025% of the outstanding mortgage loan principal balance. CML purchased from the Trust a subordinated certificate in the amount of $622,615.


    CML CHURCH MORTGAGE TRUST
    1990 RATED SERIES A-1

    Statement of Trust Activity (Unaudited)

    For the years ending December 31, 1998, 1997 and 1996



                                                                     1998

  1997         1996

(i) Distribution allocable to principal on    $2,974,898    $2,005,419    $
4,042,371
    the mortgage loans (includes $1,879,752,
    $894,912 and $2,456,709 of prepayments for 1998, 1997 and 1996 respectively).

(ii)     Distribution allocable to interest on       135,770         502,106

874,512
    the mortgage loans

(iii)    Deferred interest added to the aggregate              0            0

       0
    principal balance of the mortgage loans

(iv)     Shortfalls to date                                            868,856
    475,568  1,416,048

(v) Advances included in amounts actually                 0
0         0
 distributed

(vi)(a)  Aggregate amount of the subordinated           0             0
   0
 distribution      which was paid to the senior
 certificate holders

(vi)(b)  Aggregate amount of withdrawals from                  0
0          0
 the reserve fund

(vii)    Aggregate principal balance of mortgage    875,645        3,850,543
5,855,962
    loans at end of period

(viii)   Aggregate amount in the shortfall account       0            0
 0

(ix)     Administrative fees retained or withdrawn    14,387       31,051
12,730
    from the collection account

(x)(a)   Aggregate principal balance of mortgage         0      234,700
236,692
    loans delinquent

(x)(b)   Aggregate number of loans delinquent               0           1
    1

(xi)     Book value of real estate acquired through        0                  0
          0
    foreclosure or grant of deed in lieu of foreclosure

(xii)(a) Subordinated Amount                     Class B      0           0
      0
    (Class B, C, and D mortgage pass-through     Class C      0           0
      0
    certificates net of unamortized premium/     Class D            0
0           0
    discount)                                    Total    $   0   $       0
$
      0

(xii)(b) Subordinated amount, as a percentage          0%          0%         0%
    of the principal balance reported under (vii) above

(xiii)   Amount remaining in the Debt Service            0               0

     0
 Reserve Fund

(xiv)    Weighted average mortgage pass-through       10.28%         10.28%
10.28%
    rate as of the first day of the month
    immediately preceding the reporting date.

(xv)     All voluntary advances recovered during            0                0
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

The Pool consists of mortgage loans, the certificate account (used to deposit receipts of mortgage loan principal and interest), the reserve fund (used to deposit reinvestment earnings) and reinvestment earnings on all amounts on deposit in the certificate account, the reserve fund, and any other account.

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

(C) Mortgage-backed Securities
As of December 31, 1998, the Trust has issued one series including four classes of mortgage-backed senior and subordinated mortgage pass-through certificates. On August 29, 1989, the Trust sold the following classes of mortgage pass- -through certificates:

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

The residual interests are accounted for in a manner similar to a minority interest in a consolidated subsidiary. That is, income deemed attributable to the residual interests is reflected as a charge to income through a corresponding increase in the residual interest liability. Payments to the holders of the residual interest, when made, serve to reduce the liability account balance. If there are payment deficiencies on the senior mortgage pass-through certificates, the amounts accumulated on behalf of the residual interest must first be used to satisfy any remaining obligations to the senior cert-ificate holders, thereby reducing the liability account balance.

(G) Allowance for Loan Losses
Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan. Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on dis-counted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

A general loan loss reserve has been established for the remaining mortgage loans in accordance with Financial Accounting Standards Board Statement No. 5:
Accounting for Contingencies.

While management uses the best information available in establishing the allow-ance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

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

(2) Basis of Presentation
The financial statement included herein has been prepared without audit by CUL, the servicer of the mortgage loans, on behalf of M&I First National Bank, Trustee of the CML Church Mortgage Trust 1990 Rated Series A-1 ("Trustee").

Because the certificates described earlier are "pass-through" securities, the Trust has no taxable income. The only items of expense for the Trust are the amount retained by CUL as servicing compensation and the amount withheld by the Trust for the trustee fee. The financial statement included herein provides complete information on the amount of such income, expense and assets of the Pool.


(3)  Related Party Transactions
The mortgage loans held by the Trustee were originated by Christian Mutual Life
(CML) and acquired by the Trust from the Company, a Wisconsin corporation, for $31,279,313 (the outstanding principal balance at date of acquisition). The servicing of the mortgage loans was assigned to CML's parent, Central United Life (CUL) in December 1998. CUL services the mortgage loans for the trust for a monthly fee equal to .0417% of the outstanding mortgage loan principal
balance.   The Trustee earns a monthly fee equal to .0025% of the outstanding mortgage loan principal balance. CML purchased from the Trust a subordinated certificate in the amount of $622,615.

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

The $509,526 of reductions of the subordinated mortgage pass-through cert-ificates were allocated to bond classes as follows: $416,349 to Class D, $2,796 to Class C, and $90,381 to Class B. In the first nine months of 1994 the trust received another $20,000 of interest payments which were recorded as further reductions of the carrying value of the mortgage loans due to uncertainties regarding the collectability of the outstanding principal balance. This fore-egone interest income was recorded as a direct reduction of the Senior (Class A) mortgage pass-through certificates.

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

Through December 31, 1998 the Trust has experienced total payment shortfalls of $868,856. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The foregone interest income has eliminated the $25,098 residual interest reported at December 31, 1992; the remaining foregone interest income was treated as a write-down of the senior and subordinated mortgage pass-through certificates.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust recorded a general loan loss reserve of $200,000 at December 31, 1996, which is specifically related to the loans which collateralize the mortgage pass-through certificates. No additional reserves were recorded in 1998.

(5)  Other Loan Matters
CUL's management is monitoring two loans with recorded balances totaling $1,083,776 at December 31, 1998, which are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. One of the loans with a recorded balance totaling $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $234,700, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church buildings and properties securing the loan with recorded balance of $849,075 at December 31, 1998, is located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earth-quake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.


With respect to this loan, the church's sanctuary had been damaged by the earth-quake. The church has reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The treasurer reports that a possible sale to the Magic Johnson Construction Company is being negotiated. This could lead to a payoff of the mortgage by year-end if negotiations are successful. Meanwhile, the church has completed the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the construction of the sanctuary will stabilize the giving.

Although it was reported that the sanctuary rehab was completed, there are add-itional items that must be finished before a certificate of occupancy is issued. Meetings have been conducted in the sanctuary pending the issuance of the certificate, however the church reports that it owes $100,000 to the sub-contractor and it needs an additional $100,000 to complete all items on the certificate. The church has applied for an additional $200,000 from the SBA which has been rejected. They are appealing the decision. Meanwhile work has been halted on completion of the remaining items.

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

Weekly drafts of $4,500 continue to be returned for insufficient funds. The treasurer reports that although the number of people has increased from 450 to 1,000, the offerings have remained the same. The church is planning on a major giving campaign as well as two concerts to aggressively address their giving shortfall. Advising the people of financial needs is a departure from their usual practice. The treasurer is confident the people will respond to the plea. The cumulative past due interest as of November 1, 1998 is $339,746.

On February 17, 1998, the treasurer reported that the City Council had approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partner Group. Negotiation for acquisition began in March 1998. It is estimated that a payoff could occur by January 1999. Meanwhile, construction activities have remained halted pending FEMA issues. On August 17, 1998, the treasurer reported that negotiations for acquisition are proceeding as planned. On October 29, 1998, the treasurer reported that an initial offer was refused by the Church and an apology for the offer was made. The Church was assured that any future offers will be equitable.

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

   --    Underwriting Agreement dated May 1, 1990 among the Company, M&I First
National Bank, as Trustee, and Christian Mutual Life Insurance Company, incorporated herein by reference to Exhibit 4.1 to form 10-K for the year ended December 31, 1990. The Agreement was assigned to Central United Life in December 1998.

  --     Pooling and Servicing Agreement dated May 1, 1990 among the Company,
Christian Mutual Life Insurance   Company, and M&I First National Bank,
Trustee,
incorporated herein by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 1990. The Agreement was assigned to Central United Life in December 1998.

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


 Date                        CML Church Mortgage Trust
                                           1990 Rated Series A-1


 March 31, 1999                   By:  /s/  Roger T. Stephenson
                                                      Roger T. Stephenson
                                                      Executive Vice President
and
                                  Trust Officer



 March 31, 1999                   By:  /s/  M. A. Kandel
                                       M. A. Kandel
                                                   Vice President