Form 10-Q
period 1999-03-31
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1999-07-09
CIK 867203

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                   ___________________________________


                             FORM 10-Q
    (Mark one)

    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE PERIOD ENDED March 31, 1999

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



At March 31, 1999 there were no shares of Common Stock outstanding.




    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement

                        CML CHURCH MORTGAGE TRUST
                             1990 RATED SERIES A-1

                   Statement of Trust Activity (Unaudited)

                                                    For the Three Months Ended
                                                                March 31,
                                                             1999         1998

(i) Distribution allocable to principal on the       $      1,736  $  1,756,288
mortgage loans (includes $0 and $168,067 of pre-payments for the three months ended March 31, 1999 and 1998, respectively).

(ii)     Distribution allocable to interest on the         $        12,517  $
  68,286
mortgage loans

(iii)    Deferred interest added to the aggregate          $          0  $
       0
principal balance of the mortgage loans

(iv)     Shortfalls to date                                $    931,458   $
242,801

(v) Advances included in amounts actually             $              0    $
     0
distributed

(vi)(a)  Aggregate amount of the subordinated         $             0      $
      0
distribution which was paid to the senior certificate holders

(vi)(b)  Aggregate amount of withdrawals from         $          0    $
   0
the reserve fund

(vii)    Aggregate principal balance of mortgage           $    873,909   $
2,094,255
loans at end of period

(viii)   Aggregate amount in the shortfall account         $           0  $
     0

(ix)     Administrative fees retained or withdrawn         $         2,798
$
    4,827
from the collection account

(x)(a)   Aggregate principal balance of mortgage           $          0   $
     0
loans delinquent

(x)(b)   Aggregate number of loans delinquent                            0

       0

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



                             CML CHURCH MORTGAGE TRUST
                             1990 RATED SERIES A-1

    Notes to Financial Statement (Unaudited)

(1) Basis of Presentation

The financial statement included herein has been prepared without audit by Central United Life Insurance Company ("CUL"), the servicer of the mortgage loans, on behalf of the M&I First National Bank, Trustee of the CML Church Mortgage Trust 1990 Rated Series A-1 ("Trustee").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although CML believes that the dis-closures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10K.

On January 1, 1995 the Trust adopted Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, which requires that creditors value all loans for which it is probable that the creditor will be unable to collect certain amounts due according to the terms of the loan agreement at the present value of expected future cash flows, dis-counted at the loan's effective interest rate, or observable market price of the impaired loan or the fair value of the collateral if the loan is collateral dependent. Management believes that loan carrying values and loan loss reserves provided in this 10-Q Filing comply with the requirements of this Statement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

First Quarter 1999 vs. First Quarter 1998

The Trust redeemed $0 and $814,532 of mortgage pass-through certificates during the first quarter of 1999 and 1998, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $23,275 and $133,308 of distributions allocable to interest on the mortgage loans during the first quarter of 1999 and 1998, respectively. The lower interest income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan prin-cipal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mort-gage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the out-standing bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Seventeen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of March 31, 1999. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Christian Mutual Life Insurance Company (CML), as servicer of the loans, is closely monitoring two loans with recorded balances totaling $1,081,075 at March 31, 1999. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $232,132, management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church building and property securing the loan with a recorded balance of $849,075 at March 31, 1999, which is included in the amount of closely monitored loans as previously discussed, are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to this loan, the church's sanctuary had been damaged by the earthquake. The church reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in recon-struction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan amount of $1,278,200. The treasurer reports that a possible sale of the property to Magic Johnson Construction Company is being negotiated. This could lead to a pay off of the mortgage by year-end if negotiations are successful. Meanwhile, the church has completed the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the construction of the sanctuary will stabilize giving.

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

On February 17, 1998, the treasurer reported that the City Council has approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partner, Group. Negotiation for acquisition began in March 1998. It is estimated that a payoff could occur by January 1999. Mean-while, construction activities remain halted pending FEMA issues. On August 17, 1998, the treasurer reported that negotiations for acquisition are proceeding as planned. On October 29, 1998 the treasurer reported that an initial offer was refused by the Church and an apology for the offer was made. The Church was assured that any future offers will be equitable.

With respect to the loan with a recorded balance of $232,132, the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default. A site visit in April 1998 by the servicer found the property in good repair and recently painted.

Through March 31, 1999 the Trust has experienced total payment shortfalls of $645,117. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at March 31, 1999 is $395,412.

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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest    & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $ 1,092,867     $ 391,411     $  803,146
        B                             25,571         51,142
        C                             22,328         46,351
        D                             15,410         30,819
     Total         $ 1,092,867     $ 454,720     $  931,458

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness    Shortfalls      Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $ 1,092,867     $ 637,295    $2,889,709   $ 3,345,281
        B                                          938,379       938,379
        C                                199         1,242         1,043
        D                                          622,615       622,615
     Total         $ 1,092,867     $ 637,494    $4,451,945   $ 4,907,318

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


     Date                                        CML Church Mortgage Trust
                                  1990 Rated Series A-1




    May 19, 1999                            By: /s/ Roger T. Stephenson
                                  Roger T. Stephenson
                                  Vice President




    May 19, 1999                            By: /s/ M. F. Hron
                                  M. F. Hron
                                  Vice President