Form 10-Q
period 1999-06-30
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1999-09-02
CIK 867203

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                             ___________________________________


                                        FORM 10-Q
                                       (Mark one)

                   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR THE PERIOD ENDED June 30, 1999

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

                             Yes __x___                No ___



     Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



At June 30, 1999 there were no shares of Common Stock outstanding.


                             PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                                  CML CHURCH MORTGAGE TRUST
                                  1990 RATED SERIES A-1

                        Statement of Trust Activity (Unaudited)

                                                      For the Three Months Ended

                                                                    June 30,
                                                                1999     1998

(i)      Distribution allocable to principal on the mortgage    $  5,127
$1,218,610
         loans (includes $0 and $800,496 of prepayments for the three months ended June 30, 1999 and 1998, respectively).

(ii)     Distribution allocable to interest on the mortgage  $ 14,926  $  38,063 loans

(iii)     Deferred interest added to the aggregate principal     $       0
$
    0
         balance of the mortgage loans

(iv)        Shortfalls to date                                     $(15,083) $
12,286

(v)          Advances included in amounts actually distributed        $      0
$        0

(vi)(a)  Aggregate amount of the subordinated distribution      $         0  $
     0
         which was paid to the senior certificate holders

(vi)(b)  Aggregate amount of withdrawals from the reserve       $      0  $
  0
         fund

(vii)      Aggregate principal balance of mortgage loans at     $ (5,127) $
875,645
         end of period

(viii)     Aggregate amount in the shortfall account            $      0  $

  0

(ix)         Administrative fees retained or withdrawn from the      $
2,610    $      4,354
         collection account

(x)(a)   Aggregate principal balance of mortgage loans               $
0    $         0
         delinquent

(x)(b)     Aggregate number of loans delinquent                         $
0   $       0

(xi)         Book value of real estate acquired through                 $
0  $          0
         foreclosure or grant of deed in lieu of foreclosure

(xii)(a) Subordinated Amount Class B                           $      0   $

  0
         (Class B, C, and D mortgage pass-through     Class C          0

  0
         certificates net of unamortized premium/     Class D             0
     0
            discount)   Total                                         $      0
$        0

(xii)(b) Subordinated amount, as a percentage of the principal       0
0
         balance reported under (vii) above

(xiii)   Amount remaining in the Debt Service Reserve Fund      $      0  $

  0

(xiv)       Weighted average mortgage pass-through rate as of     10.28%

10.28%
         the first day of the month immediately preceding the reporting date.

(xv)         All voluntary advances recovered during the related          $

0   $          0
         prepayment period.

See accompanying notes to the financial statement.



                                  CML CHURCH MORTGAGE TRUST
                                  1990 RATED SERIES A-1

                        Statement of Trust Activity (Unaudited)

                                                        For the six Months Ended
                                                                  March 31,
                                                              1999       1998

(i)      Distribution allocable to principal on the mortgage    $  6,863
$2,974,898
         loans (includes $0 and $968,563 of prepayments for the six months ended June 30, 1999 and 1998, respectively).

(ii)     Distribution allocable to interest on the mortgage  $ 27,443 $  106,349 loans

(iii)       Deferred interest added to the aggregate principal       $      0 $
       0
         balance of the mortgage loans

(iv)         Shortfalls to date                                        $916,375
$  255,087

(v)      Advances included in amounts actually distributed      $      0  $

   0

(vi)(a)   Aggregate amount of the subordinated distribution          $
0 $            0
         which was paid to the senior certificate holders

(vi)(b)  Aggregate amount of withdrawals from the reserve    $       0    $

   0
         fund

(vii)       Aggregate principal balance of mortgage loans at    $868,782  $
875,645
         end of period

(viii)     Aggregate amount in the shortfall account                $
0   $          0

(ix)         Administrative fees retained or withdrawn from the      $  5,588
$
    9,181
         collection account

(x)(a)     Aggregate principal balance of mortgage loans             $
0   $          0
         delinquent

(x)(b)     Aggregate number of loans delinquent                         $
0   $          0

(xi)         Book value of real estate acquired through                 $
0   $           0
         foreclosure or grant of deed in lieu of foreclosure

(xii)(a) Subordinated Amount Class B                            $      0  $

   0
         (Class B, C, and D mortgage pass-through  Class C                  0

       0
         certificates net of unamortized premium/     Class D             0
     0
            discount)   Total                                         $      0
$          0

(xii)(b) Subordinated amount, as a percentage of the principal           0

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







                                       CML CHURCH MORTGAGE TRUST
                                       1990 RATED SERIES A-1

                             Notes to Financial Statement (Unaudited)

(1) Basis of Presentation

The financial statement included herein has been prepared without audit by Central United Life Insurance Company ("CUL"), the servicer of the mortgage loans, on behalf of the M & I National Trust Company, as successor to M&I First National Bank, Trustee of the CML Church Mortgage Trust 1990 Rated Series A-1 ("Trustee").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although CUL believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10K.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Second Quarter 1999 vs. Second Quarter 1998

The Trust redeemed $0 and $1,031,361 of mortgage pass-through certificates during the second quarter of 1999 and 1998, respectively. The distributions were made from principal payments received on the mortgage loans.

First Six Months 1999 vs. First Six Months 1998

The Trust redeemed $0 and $1,845,894 of mortgage pass-through certificates during the first six months of 1999 and 1998, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $40,078 and $234,305 of distributions allocable to interest on the mortgage loans during the second quarter of 1999 and 1998, respectively. The lower interest income for 1998 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the mortgage loans are likely to occur. Seventeen mortgage loans with outstanding balances totaling $17,387,137 had been prepaid as of March 31, 1999. These proceeds from prepayment were used to make principal payments on Class A mortgage pass-through certificates. Although $17,387,137 of prepayments have been received to date, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be give as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Central United Life Insurance Company (CUL), as servicer of the loans, is closely monitoring two loans with recorded balances totaling $1,073,634 at June 30, 1999. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $224,559 management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church building and property securing the loan with a recorded balance of $849,075 at June 30, 1999, which is included in the amount of closely monitored loans as previously discussed, are located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

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

On February 17, 1998, the treasurer reported that the City Council has approved the necessary GAP financing required and finalized the contracts with Magic Johnson/McFarlance Urban Partner, Group. Negotiation for acquisition began in March 1998. It was estimated that a payoff could occur by January 1999. Meanwhile, construction activities remain halted pending FEMA issues. On August 17, 1998, the treasurer reported that negotiations for acquisition are proceeding as planned. On October 29, 1998 the treasurer reported that an initial offer was refused by the Church and an apology for the offer was made. The Church was assured that any future offers will be equitable.

On August 25, 1999 the Treasurer reported that negotiations between the Santa
     Barbara Plaza ( location of the church) and three (3) anchor tenants have terminated. With no major leases signed, the developer (Johnson/ Macfarlance Group) cannot obtain the necessary financing for the purchase of the property. The Community Redevelopment Agency (CRA) expects to wait 7-10 dyas for an alternate proposal. If there is no alternate proposal, all negotiations may be terminated with the present developer and the redevelopment opportunity will be open to other developers.

With respect to the loan with a recorded balance of $224,559 the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default. A site visit in April 1998 by the servicer found the property in good repair and recently painted. On February 1, 1999 the loan payment account was fully funded with three (3) months of monthly mortgage payments. Monthly payments have been received regulary since December 1, 1998. All past due interest were paid as of February 1, 1999.

Through June 30, 1999 the Trust has experienced total payment shortfalls of $916,375 This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at June 30, 1999 is $454,785.

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

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 2 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $916,375 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates. Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CUL, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.

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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest   & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $   739,395     $ 400,060     $  791,471
        B                             25,571         51,142
        C                             20,615         42,943
        D                             15,410         30,819
     Total         $  739,395      $ 461,656     $  916,375

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness    Shortfalls      Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $   739,395     $ 651,341    $2,918,306   $ 3,006,361
        B                                          938,379       938,379
        C                                203         1,141           938
        D                                          622,615       622,615
     Total         $   739,395     $ 651,544    $4,480,441   $ 4,568,292

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


     Date                                                  CML Church Mortgage
Trust
                                            1990 Rated Series A-1




       September 1, 1999                         By: /s/ Roger T. Stephenson
                                              Roger T. Stephenson
                                                 Vice President




       September 1, 1999                              By: /s/ M. F. Hron

                                              M. F. Hron
                                              Vice President