Form 10-Q
period 1999-09-30
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 1999-11-24
CIK 867203

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                             ___________________________________


                                            FORM 10-Q
                                          (Mark one)

                        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR THE PERIOD ENDED September 30, 1999

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



At September 30, 1999 there were no shares of Common Stock outstanding.


                                  PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                                  CML CHURCH MORTGAGE TRUST
                                       1990 RATED SERIES A-1

                             Statement of Trust Activity (Unaudited)

                                                    For the Three Months Ended

                                                                September 30,
                                                                1999       1998

(i)    Distribution allocable to principal on the mortgage      $  5,511
$1,218,610
       loans (includes $0 and $911,189 of prepayments for the three months ended September 30, 1999 and 1998, respectively).

(ii)     Distribution allocable to interest on the mortgage     $     4,805  $
    38,063
       loans

(iii)    Deferred interest added to the aggregate principal           $
0   $         0
       balance of the mortgage loans

(iv)     Shortfalls to date                                     $ 18,813  $
12,286

(v)    Advances included in amounts actually distributed          $       0
$
      0

(vi)(a)Aggregate amount of the subordinated distribution        $         0
$
      0
       which was paid to the senior certificate holders

(vi)(b)Aggregate amount of withdrawals from the reserve     $      0  $
0
       fund

(vii)    Aggregate principal balance of mortgage loans at end   $ (5,511) $
875,645
       of period

(viii) Aggregate amount in the shortfall account                $         0
$
      0

(ix)       Administrative fees retained or withdrawn from the        $
2,776    $       4,354
       collection account

(x)(a) Aggregate principal balance of mortgage loans            $         0
$
      0
       delinquent

(x)(b) Aggregate number of loans delinquent                         $      0
    $
       0

(xi)       Book value of real estate acquired through               $
0   $           0
       foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount                          Class B    $      0  $
   0
        (Class B, C, and D mortgage pass-through      Class C   $      0  $

   0
        certificates net of unamortized premium/      Class D   $      0  $
   0
        discount)                                     Total       $      0
$
     0

(xii)(b)Subordinate amount, as a percentage of the              $      0   $
    0
        principal balance reported under (vii) above

(xiii)    Amount remaining in the Debt Service Reserve Fund           $
0   $           0

(xiv)      Weighted average mortgage pass-through rate as of   $ 10.28%
10.28
%
        the first day of the month immediately preceding the reporting date.

(xv)     All voluntary advances recovered during the related    $      0  $

   0
        prepayment period.

See accompanying notes to the financial statement.


                                            CML CHURCH MORTGAGE TRUST
                                                 1990 RATED SERIES A-1

                                       Statement of Trust Activity (Unaudited)

                                                     For the Nine Months Ended

                                                               September 30,
                                                            1999          1998

(i)     Distribution allocable to principal on the              $ 12,374   $
2,974,898
        mortgage loans (includes $0 and $1,879,752 of prepayments for the nine months ended September
        30, 1999 and 1998, respectively).

(ii)       Distribution allocable to interest on the mortgage $ 6,986   $
106,349
        loans

(iii)    Deferred interest added to the aggregate principal     $        0   $
       0
        balance of the mortgage loans

(iv)     Shortfalls to date                                      $935,188  $
255,087

(v)         Advances included in amounts actually distributed        $      0
$
            0

(vi)(a) Aggregate amount of the subordinated distribution  $      0  $
0
        which was paid to the senior certificate holders

(vi)(b) Aggregate amount of withdrawals from the reserve  $           0  $

   0
        fund

(vii)    Aggregate principal balance of mortgage loans     $ 863,271      $
875,645
        at end of period

(viii)  Aggregate amount in the shortfall account               $          0
$
        0

(ix)     Administrative fees retained or withdrawn from    $   8,364      $

9,181
        the collection account

(x)(a)  Aggregate principal balance of mortgage loans      $          0   $
    0
        delinquent

(x)(b)   Aggregate number of loans delinquent                         $       0
 $         0

(xi)     Book value of real estate acquired through             $       0
$
     0
        foreclosure or grant of deed in lieu of foreclosure

(xii)(a)Subordinated Amount                      Class B   $       0      $

    0
        (Class B, C, and D mortgage pass-through Class C $       0   $
 0
        certificates net of unamortized premium/ Class D   $       0   $
 0
        discount)                                 Total      $       0    $

    0

(xii)(b)Subordinated amount, as a percentage of the          $       0
 $
      0
        principal balance reported under (vii) above

(xiii)    Amount remaining in the Debt Service Reserve     $          0   $

    0
        Fund
(xiv)    Weighted average mortgage pass-through rate as       10.28%      10.28%
        of the first day of the month immediately preceding the reporting date.

(xv)     All voluntary advances recovered during the            $           0
$
            0
        related prepayment period.



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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Third Quarter 1999 vs. Third Quarter 1998

The Trust redeemed $0 and $1,135,909 of mortgage pass-through certificates during the third quarter of 1999 and 1998, respectively. The distributions were made from principal payments received on the mortgage loans.

First Nine Months 1999 vs. First Nine Months 1998

The Trust redeemed $0 and $1,938,425 of mortgage pass-through certificates during the first nine months of 1999 and 1998, respectively.
     The distributions were made from principal payments received on the mortgage loans.

The Trust received $51,962 and $275,494 of distributions allocable to interest on the mortgage loans during the third quarter of 1999 and 1998, respectively. The lower interest income for 1999 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholder decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the
     mortgage loans are likely to occur.   The proceeds from prepayment were
     used to make principal payments on Class A mortgage pass-through certificates. Although prepayments have been received, no assurance can be given as to the, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.


Management of Central United Life Insurance Company (CUL), as servicer of the loans, is closely monitoring two loans remaining in the series, with recorded balances totaling $1,065,368 at September 30, 1999. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less ently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church building and property securing the loan with a recorded balance of $849,075 at September 30, 1999, which is included in the amount of closely monitored loans as previously discussed, is located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

With respect to this loan, the church's sanctuary had been damaged by the earthquake. The church reported that it had originally obtained a loan from the Small Business Administration for $607,700 at 4% interest to assist in reconstruction of the sanctuary. The church also reports the permitting process is completed. Four contractors have submitted bids each in excess of $1,100,000. The church has informed the company that the SBA has approved its request to borrow additional funds, for a total SBA loan a ction Company is being negotiated. This could lead to a pay off of the mortgage by year-end if negotiations are successful. Meanwhile, the church has completed the rehab of the sanctuary. The treasurer has assured management that weekly drafts will be honored. The church reports that the summertime is difficult for collections; however, the treasurer has communicated his and the church's hope that the momentum created by the construction of the sanctuary will stabilize giving.

Although it was reported that the sanctuary rehab was completed, there are additional items that must be finished before a certificate of occupancy is issued. Meetings have been conducted in the sanctuary pending the issuance of the certificate, however, the church reports that it owes $100,000 to the sub-contractor and it needs an additional $100,000 to complete all items on the certificate. The church has applied for an additional $200,000 from the SBA which has been rejected. They are appealing that decision. Meanwhile, work has been halted on completion of the remaining items.

On March 7, 1997, the treasurer proposed a new payment schedule for a twelve-month period. The schedule provides for a weekly draft of $4,500 for a monthly payment of $19,500. Additional drafts of $10,000 on March 11, $13,800 on April 11, $13,800 on May 11 and $10,000 on June, July,
     August and September 11 will enable payments to be current at the $19,500 per month level. The additional draft for April 11 was successfully completed on April 24. The additional draft for May 11 in the amount of $13,800 was returned for insufficient funds. The additional drafts for $10,000 for june, July and august have not been completed.

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

On August 25, 1999 the Treasurer reported that negotiations between the Santa
     Barbara Plaza ( location of the church) and three (3) anchor tenants have terminated. With no major leases signed, the developer (Johnson/Macfarlance Group) cannot obtain the necessary financing for the purchase of the property. The Community Redevelopment Agency (CRA) expects to wait 7-10 days for an alternate proposal. If there is no alternate proposal, all negotiations may be terminated with the present developer and the redevelopment opportunity will be open to other developers. On October 20, 1999 the Treasurer reported on the outcome of their October 12 board meeting. The church plans to take some aggressive action to raise funds outside of the ministry. They are presently setting up a nonprofit corporation to receive grants. There is also a real estate broker in the church that does rehab projects netting $30-$40,000 per project. The church is hopeful of completing some of these projects to raise funds for the mortgage payment. On November 12, 1999 the servicer informed the Treasurer that an appraisal would be completed in the near future to determine the highest and best use of the property and current market value.

With respect to the loan with a recorded balance of $216,693 the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default. A site visit in April 1998 by the servicer found the property in good repair and recently painted. On February 1, 1999 the loan payment account was fully funded with three (3) months of monthly mortgage payments. All past due interest was paid as of February 1, 1999. Regular monthly payments have continued through November 1, 1999. There is currently one monthly payment in the loan payment account escrow. The Church has a payment schedule in place to restore the loan payment account to its full level of three payments.

Through September 30, 1999 the Trust has experienced total payment shortfalls of $935,188 This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at September 30, 1999 is $497,554.

In assessing the recoverability of loan balances, management evaluates factors relevant to the borrower's financial condition and obtains updates of original appraisals when considered necessary. The Trust has recorded a general loan loss reserve of $200,000, which is specifically related to the loans, which collateralize the mortgage pass-through certificates.

Liquidity and Capital Resources

The Trust has neither fixed assets nor any commitments outstanding to purchase or lease any fixed assets.

Each class of certificates was structured in a manner that such funds received fom the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 2 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $935,188 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates. Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are mpt giaramteed by the Company, CUL, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.

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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest   & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $   417,562     $ 413,739     $  813,798
        B                             25,571         51,142
        C                 (100)       18,813         39,428
        D                             15,410         30,819
     Total         $   417,462     $ 473,533     $  935,187

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness    Shortfalls      Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $   417,562     $ 679,255    $2,918,306   $ 2,656,613
        B                                          938,379       938,379
        C                 (100)          212         1,141           829
        D                                          622,615       622,615
     Total         $   417,462     $ 679,467    $4,480,441   $ 4,218,436

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


           Date                                                   CML Church
Mortgage Trust
                                                 1990 Rated Series A-1




       November 28, 1999                              By: /s/ Roger T.
Stephenson
                                                  Roger T. Stephenson
                                                      Vice President




       November 28, 1999                                   By: /s/ M. F. Hron

                                                  M. F. Hron
                                                      Vice President