Form 10-Q
period 1999-12-31
CML CHURCH MORTGAGE TRUST 1990 RATED SERIES A-1
filed 2000-03-07
CIK 867203

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ___________________________________


                                       FORM 10-Q
                                   (Mark one)

                   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE PERIOD ENDED December 31, 1999

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



At December 31, 1999 there were no shares of Common Stock outstanding.


                             PART I - FINANCIAL INFORMATION

Item 1 - Financial Statement
                                  CML CHURCH MORTGAGE TRUST
                                  1990 RATED SERIES A-1

                        Statement of Trust Activity (Unaudited)

                      For the years ending December 31, 1999 and 1998



                                                                1999     1998

(i)     Distribution allocable to principal on the mortgage     $ 20,600
$2,974,898
        loans (includes $0 and $1,879,752 of prepayments for 1999 and 1998, respectively).

(ii)    Distribution allocable to interest on the mortgage      $  4,617  $
135,770
        Loans

(iii)      Deferred interest added to the aggregate principal   $      0 $
  0
        balance of the mortgage loans

(iv)       Shortfalls to date                                        $960,263 $
 868,856

(v)        Advances included in amounts actually distributed    $      0 $

  0

(vi)(a)  Aggregate amount of the subordinated distribution      $         0 $
     0
        which was paid to the senior certificate holders

(vi)(b)  Aggregate amount of withdrawals from the reserve    $       0 $

0
        fund
(vii)      Aggregate principal balance of mortgage loans at     $855,044 $
875,645
        end of period

(viii)   Aggregate amount in the shortfall account                  $
0 $            0

(ix)        Administrative fees retained or withdrawn from the       $ 13,824 $
  14,387
        collection account

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

(xiv)      Weighted average mortgage pass-through rate as of     10.28%
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations 1999 vs. 1998

The Trust redeemed 0 and 2,981,803 of mortgage pass-through certificates during 1999 And 1998, respectively. The distributions were made from principal payments received on the mortgage loans.

The Trust received $62,372 and $283,016 of distributions allocable to interest on the mortgage loans during 1999 and 1997, respectively. The lower interest income for 1999 is attributed to the lower principal balances of mortgages outstanding due to mortgage amortization and mortgage loan principal prepayments. These prepayments result in lower net income because the profit produced by the differences in the interest rate collected on the mortgage loans and the rate paid to bondholders decreases as mortgage loans are prepaid. Prepayments also increase the charge in the period of prepayment for amortization of deferred issuance costs, which occurs over the life of the outstanding bonds.

As of May 1, 1994 the lockout period for mortgage loan prepayment had expired for all mortgage loans in the 1990 Rated Series A-1 pool. Because the interest rate on the mortgage loans in the pool is higher than the prevailing rates for similar loans, prepayments on principal on the
     mortgage loans are likely to occur.   The proceeds from prepayment were
     used to make principal payments on Class A mortgage pass-through certificates. Although prepayments have been received, no assurance can be given as to the rate of prepayments on the mortgage loans pledged as security for the mortgage pass-through certificates, and therefore no assurance can be given as to the amount and timing of redemptions of mortgage pass-through certificates or the time that any particular mortgage pass-through certificate will remain outstanding prior to its stated maturity.

Management of Central United Life Insurance Company (CUL), as servicer of the loans, is closely monitoring two loans remaining in the series, with recorded balances totaling $1,056,861 at December 31, 1999. Management is concerned with the ongoing ability of the borrowers to meet debt service requirements. One of the loans with a recorded balance of $849,075 has been recorded in accordance with Financial Accounting Standard Board Statement No. 114 based on the value of the underlying loan collateral less costs of disposal. For the other loan with an outstanding principal balance of $207,786 management presently believes that the principal balance and accrued interest should be fully recoverable in the event of default.

The church building and property securing the loan with a recorded balance of $849,075 at December 31, 1999, which is included in the amount of closely monitored loans as previously discussed, is located near the south central section of Los Angeles, California, the scene of civil unrest on April 29, 1992 and an earthquake on January 17, 1994. Management established a loan loss reserve of $652,422 and $258,698 in 1994 for foregone interest at December 31, 1994.

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

The appraisal was completed on January 5, 2000 and indicated a value of $2,000,000. On December 27, 1999 the servicer received notice from the United States Bankruptcy Court of a filing of Chapter 11 by the Church. The law firm of Cox, Castle & Nicholson, LLP has been retained to monitor the Chapter 11 proceedings. A case management conference is scheduled on March 8, 2000.

With respect to the loan with a recorded balance of $207,786 the church has not been able to make complete monthly payments since April 1, 1996 and is presently in arrears. The company is presently communicating with the church in efforts to bring the payments current. Management, although concerned with the ongoing ability of the church to meet the monthly payment, continues to believe all principal and interest are recoverable in the event of default. A site visit in April 1998 by the servicer found the property in good repair and recently painted. On February 1, 1999 the loan payment account was fully funded with three (3) months of monthly mortgage payments. Monthly payments have been received regularly since December 1, 1998. All past due interest was paid as of February 1, 1999. Regular monthly payments have continued through November 1, 1999. There is currently one monthly payment in the loan payment account escrow. The Church has a payment schedule in place to restore the loan payment account to its full level of three payments.

Through December 31, 1999 the Trust has experienced total payment shortfalls of $960,063. This shortfall represents principal and interest payments due to bondholders, but not yet disbursed because mortgage payments received by the Trust are not adequate to cover these debt service payments. The total amount of interest accrued but not recorded at December 31, 1999 is $584,811.

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

Each class of certificates was structured in a manner that such funds received from the related mortgage loans would be sufficient to fund all interest and principal payments on the certificates, and all other expenses of the Trust. Shortfalls discussed in note 2 were not anticipated in cash flow projections at the time the pool was formed. Because of these matters, the Trust has not made $960,063 of scheduled principal and interest payments to date on the senior and subordinated mortgage pass-through certificates. Additionally, no assurances can be given as to the amount of shortfalls of principal and interest on loans in default which may occur in the future. The certificates represent an interest in the Pool created pursuant to the Pooling Agreement and do not represent an interest in or obligation of, and are not guaranteed by the Company, CUL, the Underwriter or any other affiliate of the Company, or any other person or entity other than the Pool created pursuant to the Pooling Agreement. Distributions of interest on the certificates and amounts in reduction of outstanding amount of the Class A, Class B, Class C and Class D Certificates will be made from the assets held by the Trustee under the Pooling Agreement (primarily the mortgage loans and principal and interest payments thereon) and there will be no other source of funds for such distributions.



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

                                    Quarterly       Total
                                    Principal     Principal
                                    & Interest   & Interest
      Bond         Indebtedness     Shortfalls    Arrearage
      Class         (Par Value)    (Recoveries)    to Date

        A          $   739,395     $ 413,739     $  815,477
        B              (36,954)       25,571         78,208
        C                 (200)       18,813         35,759
        D                     _       15,410         30,819
     Total         $    702,241    $ 473,533     $  960,263

                                    Principal     Unrealized   Scheduled
      Bond         Indebtedness    Shortfalls      Losses     Indebtedness
      Class         (Par Value)      to Date       to Date    (Par Value)

        A          $   739,395     $ 692,240   $(2,276,006)   $ 2,323,161
        B              (36,954)       27,067      (938,379)       874,359
        C                 (200)          216        (1,141)           725
        D                                         (622,615)       622,615
     Total         $   702,241     $ 679,467   $(3,838,141)   $ 3,820,859

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


       Date                                      CML Church Mortgage Trust
                                         1990 Rated Series A-1




       March 6, 2000                             By: /s/ Roger T. Stephenson
                                            Roger T. Stephenson
                                            Vice President




       March 6, 2000                                 By: /s/ M. F. Hron

                                            M. F. Hron
                                         Vice President